Form 10-Q
period 2001-09-30
THERMADYNE MFG LLC; THERMADYNE CAPITAL CORP; THERMADYNE HOLDINGS CORP /DE
filed 2001-11-14
CIK 1063382, 1063381, 850660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                 September 30, 2001
                                ------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

                         Commission file number    0-23378
                                                -----------

                         Thermadyne Holdings Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                    74-2482571
-----------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification No.)

                        Commission file number    333-57457
                                                -------------

                               Thermadyne Mfg. LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                    74-2878452
-----------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification No.)


                        Commission file number    333-57457
                                                -------------

                            Thermadyne Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

Delaware                                                                    74-2878453
-----------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification No.)

101 S. Hanley, St. Louis,  MO                                        63105
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code       (314) 721-5573
                                                   -----------------------------

Indicate by [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes  X   No
                                                    ---     ---

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of November 9, 2001 was 3,590,326.

Thermadyne Mfg. LLC and Thermadyne Capital Corp. meet the conditions set forth in General Instruction H(1) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

                         THERMADYNE HOLDINGS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION

      Item 1.     Condensed Consolidated Financial Statements of
                  Thermadyne Holdings Corporation (Unaudited)

                  Condensed Consolidated Balance Sheets....................................................3
                  Condensed Consolidated Statements of Operations..........................................4
                  Condensed Consolidated Statements of Cash Flows..........................................5
                  Notes to Condensed Consolidated Financial Statements..................................6-10

                  Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC (Unaudited)

                  Condensed Consolidated Balance Sheets...................................................11
                  Condensed Consolidated Statements of Operations.........................................12
                  Condensed Consolidated Statements of Cash Flows.........................................13
                  Notes to Condensed Consolidated Financial Statements.................................14-23

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.....................................24-28


PART II - OTHER INFORMATION

      Item 3.     Defaults Upon Senior Securities.........................................................28

      Item 6.     Exhibits and Reports on Form 8-K........................................................29


SIGNATURES.............................................................................................30-32

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         September 30,    December 31,
                                                                              2001            2000
                                                                         -------------    ------------
                                                                          (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                            $      23,011    $     10,362
    Accounts receivable, less allowance for doubtful
       accounts of $3,905 and $3,509, respectively                              61,452          67,011
    Inventories                                                                106,977         112,451
    Prepaid expenses and other                                                   6,142           4,597
                                                                         -------------    ------------
          Total current assets                                                 197,582         194,421
Property, plant and equipment, at cost, net                                     83,560          84,725
Deferred financing costs, net                                                   15,700          18,238
Intangibles, at cost, net                                                       13,218          14,206
Deferred income taxes                                                              466             792
Other assets                                                                     4,890           5,563
                                                                         -------------    ------------
          Total assets                                                   $     315,416    $    317,945
                                                                         =============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                     $      30,011    $     43,268
    Accrued and other liabilities                                               36,993          35,290
    Accrued interest                                                            20,867           2,646
    Income taxes payable                                                         9,569          10,119
    Current maturities of long-term obligations                                779,174          19,737
                                                                         -------------    ------------
         Total current liabilities                                             876,614         111,060
Long-term obligations, less current maturities                                  19,558         734,184
Other long-term liabilities                                                     60,362          61,244
Redeemable preferred stock (paid in kind), $0.01 par value,
    15,000,000 shares authorized and
    2,000,000 shares issued and outstanding                                     76,844          69,814
Shareholders' deficit:
    Common stock, $0.01 par value, 30,000,000 shares authorized,
       and 3,590,326 shares issued and outstanding                                  36              36
    Additional paid-in capital                                                (126,858)       (119,828)
    Accumulated deficit                                                       (549,007)       (501,467)
    Management loans                                                            (1,680)         (1,503)
    Accumulated other comprehensive loss                                       (40,453)        (35,595)
                                                                         -------------    ------------
         Total shareholders' deficit                                          (717,962)       (658,357)
                                                                         -------------    ------------
         Total liabilities and shareholders' deficit                     $     315,416    $    317,945
                                                                         =============    ============

     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        Three Months     Three Months      Nine Months      Nine Months
                                                            Ended            Ended            Ended            Ended
                                                        September 30,    September 30,    September 30,    September 30,
                                                            2001             2000             2001             2000
                                                        -------------    -------------    -------------    -------------
Net sales                                               $     106,714    $     124,872    $     338,455    $     393,153
Operating expenses:
    Cost of goods sold                                         72,837           79,806          224,600          251,118
    Selling, general and administrative expenses               23,989           24,935           74,025           77,172
    Amortization of intangibles                                   570           24,341            1,611           26,235
    Net periodic postretirement benefits                          288              207              837              914
    Special charges                                             6,270           10,786           17,457           29,199
                                                        -------------    -------------    -------------    -------------
    Operating income                                            2,760          (15,203)          19,925            8,515
Other income (expense):
    Interest expense                                          (19,576)         (20,125)         (60,870)         (60,180)
    Amortization of deferred financing costs                     (829)            (798)          (2,486)          (2,486)
    Other, net                                                 (1,663)             373           (2,433)             543
                                                        -------------    -------------    -------------    -------------
Loss before income tax provision                              (19,308)         (35,753)         (45,864)         (53,608)
Income tax provision                                               26           27,074            1,676           29,859
                                                        -------------    -------------    -------------    -------------
Net loss                                                      (19,334)         (62,827)         (47,540)         (83,467)
Preferred stock dividends (paid in kind)                        2,418            2,127            7,030            6,185
                                                        -------------    -------------    -------------    -------------
Net loss applicable to common shares                    $     (21,752)   $     (64,954)   $     (54,570)   $     (89,652)
                                                        =============    =============    =============    =============

Per share data:
    Basic and diluted loss per common share             $       (6.06)   $      (18.09)   $      (15.20)   $      (24.97)


     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                   Nine Months            Nine Months
                                                                      Ended                 Ended
                                                                September 30, 2001    September 30, 2000
                                                                ------------------    ------------------
Cash flows provided by (used in) operating activities:
    Net loss                                                    $          (47,540)   $          (83,467)
Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
    Net periodic postretirement benefits                                       837                   914
    Depreciation                                                            10,619                12,531
    Amortization of intangibles                                              1,611                26,235
    Amortization of deferred financing costs                                 2,486                 2,486
    Deferred income taxes                                                      380                28,208
    Loss on asset disposal                                                      --                 6,762
    Non-cash interest expense                                               15,809                14,038
Changes in operating assets and liabilities:
    Accounts receivable                                                      1,135                (2,561)
    Inventories                                                              2,122               (13,657)
    Prepaid expenses and other                                              (1,720)               (1,654)
    Accounts payable                                                       (12,474)                1,298
    Accrued and other liabilities                                            2,409                 6,918
    Accrued interest                                                        18,239                 5,581
    Income taxes payable                                                      (597)                 (411)
    Other long-term liabilities                                               (714)               (1,832)
                                                                ------------------    ------------------
       Total adjustments                                                    40,142                84,856
                                                                ------------------    ------------------
       Net cash provided by (used in) operating activities                  (7,398)                1,389
                                                                ------------------    ------------------
Cash flows provided by (used in) investing activities:
    Proceeds from sale of assets                                                --                 4,563
    Capital expenditures, net                                              (12,003)              (13,282)
    Change in other assets                                                    (111)               (2,083)
    Acquisitions, net of cash                                                   --                (1,008)
                                                                ------------------    ------------------
       Net cash used in investing activities                               (12,114)              (11,810)
                                                                ------------------    ------------------
Cash flows provided by (used in) financing activities:
    Change in long-term receivables                                           (487)                   92
    Repayment of long-term obligations                                     (10,035)              (19,322)
    Borrowing of long-term obligations                                      40,007                14,060
    Change in accounts receivable securitization                             3,015                23,926
    Financing fees                                                              40                (1,169)
    Other                                                                     (379)               (7,338)
                                                                ------------------    ------------------
       Net cash provided by financing activities                            32,161                10,249
                                                                ------------------    ------------------
Net increase (decrease) in cash and cash equivalents                        12,649                  (172)
Cash and cash equivalents at beginning of period                            10,362                13,321
                                                                ------------------    ------------------
Cash and cash equivalents at end of period                      $           23,011    $           13,149
                                                                ==================    ==================

     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         As used in this report, the term "Mercury" means Mercury Acquisition Corporation, the term "Issuer" means Mercury before the merger of the Company in May of 1998 (the "Merger") and Thermadyne Holdings Corporation after the Merger, the term "Holdings" means Thermadyne Holdings Corporation, the terms "Thermadyne" and the "Company" mean Thermadyne Holdings Corporation, its predecessors and subsidiaries, the term "Thermadyne LLC" means Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC.

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                                 Nine Months      Nine Months
                                                    Ended            Ended
                                                September 30,    September 30,
                                                    2001             2000
                                                -------------    -------------
                Interest paid                   $      26,809    $      40,565
                Taxes paid                              1,730              669

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         LOSS PER SHARE

         The following table sets forth the information used in the computation of basic and diluted loss per share for the periods indicated.

                                                        Three Months     Three Months      Nine Months      Nine Months
                                                            Ended            Ended            Ended            Ended
                                                        September 30,    September 30,    September 30,    September 30,
                                                            2001             2000             2001             2000
                                                        -------------    -------------    -------------    -------------
Numerator:
    Net loss applicable to common shares-
       basic and diluted                                $     (21,752)   $     (64,954)   $     (54,570)   $      (89,652)
                                                        =============    =============    =============    ==============
Denominator:
    Weighted average shares-basic and diluted               3,590,326        3,590,326        3,590,326         3,590,326
                                                        =============    =============    =============    ==============

Basic and diluted loss per common share                 $       (6.06)   $      (18.09)   $      (15.20)   $       (24.97)
                                                        =============    =============    =============    ==============


2.       ACCOUNTS RECEIVABLE

         On January 31, 2000, Thermadyne LLC and its subsidiaries entered into a trade accounts receivable securitization agreement whereby it sells on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $24,014 and $20,999 at September 30, 2001 and December 31, 2000, respectively. The sold accounts receivable are reflected as a reduction of accounts receivable on the September 30, 2001 and December 31, 2000, Consolidated Balance Sheets, respectively. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum.

3.       INVENTORIES

         The composition of inventories was as follows:

                                         September 30,     December 31,
                                             2001              2000
                                         -------------    -------------
                Raw materials            $      19,172    $      20,829
                Work-in-process                 24,429           26,853
                Finished goods                  64,125           65,582
                LIFO reserve                      (749)            (813)
                                         -------------    -------------
                Total                    $     106,977    $     112,451
                                         =============    =============

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


4.       SEGMENT INFORMATION

         The Company reports its segment information by geographic region. Although the Company's domestic operation is comprised of several individual business units, similarity of products, paths to market, end users, and production processes results in performance evaluation and decisions regarding allocation of resources being made on a combined basis. The Company's reportable geographic regions are the United States, Europe and Australia/Asia.

         The Company evaluates performance and allocates resources based principally on operating income net of any special charges or significant one-time charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are based on market prices.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. Export sales from the United States are included in the United States segment. The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.

                                                                                        Other
                                              United                   Australia/    Geographic
                                              States       Europe         Asia         Regions       Other      Consolidated
                                             ---------    --------     ----------    ----------     --------    ------------
Nine Months Ended September 30, 2001
    Revenue from external customers          $ 228,486    $ 33,939     $   34,327    $   41,703     $     --    $    338,455
    Intersegment revenues                       20,456       9,426          1,261            --      (31,143)             --
    Operating income (loss)                     41,761       2,239         (2,212)        1,607      (23,470)         19,925

Nine Months Ended September 30, 2000
    Revenue from external customers          $ 266,588    $ 41,879     $   43,123    $   41,563     $     --    $    393,153
    Intersegment revenues                       29,772      11,631          1,584            --      (42,987)             --
    Operating income (loss)                     30,351       2,730         (1,540)          (61)     (22,965)          8,515

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


5.       RELOCATION AND REORGANIZATION

         Included in special charges for the three months ended September 30, 2001 are costs of approximately $4.2 million related to the information technology and business reengineering project and $1.9 million related to the Company's efforts to restructure its balance sheet. The remainder of the special charges relates primarily to the relocation of production to Mexico and Asia. For the nine months ended September 30, 2001, special charges of $17.5 million include $2.2 million related to the relocation of production to Mexico and Asia, $10.1 million related to information technology and related business process reengineering projects, $3.8 million related to the Company's efforts to restructure its balance sheet and the balance of $1.4 million related primarily to severance costs. As of September 30, 2001, the Company has made payments of approximately $3.1 million against severance or other accruals established in connection with these special charges.

         Included in special charges for the three months ended September 30, 2000 are costs of approximately $6.5 million related to the relocation of production to Mexico and Asia and $2.0 million incurred in connection with changes in senior management. For the nine months ended September 30, 2000, special charges include $14.6 million related to the relocation of production to Mexico and Asia, a loss of $7.7 million associated with the decision to exit a portion of the gas management business and $5.0 million related to changes in senior management. Also included in special charges for the three and nine months ended September 30, 2000 are costs of approximately $1.5 million related to an information technology transformation and related business process reengineering project the Company initiated in the third quarter. As of September 30, 2000, the Company had made payments of approximately $0.9 million against severance or other accruals established in connection with these special charges.

6.       COMPREHENSIVE LOSS

         Comprehensive loss totaled $19,696 and $65,633 for the three months ended September 30, 2001 and 2000, respectively. For the first nine months of 2001 and 2000, total comprehensive loss amounted to $52,398 and $94,158, respectively.

7.       LONG-TERM OBLIGATIONS

         At September 30, 2001, the Company had $798.7 million of outstanding indebtedness including $353.3 million in secured indebtedness owed under the New Credit Facility. The Company has violated certain financial covenants and default provisions under the New Credit Facility including the non-payment of mandatory principal amortization, which was due on September 30, 2001. The lenders under the New Credit Facility agreed to forbear from taking any action or exercising any rights or remedies available under the New Credit Facility because of such events of default until October 31, 2001. Such forbearance has not been extended. The Company is also in default of certain provisions under the indentures related to the Senior Subordinated Notes and the Subordinated Notes, including the non-payment of interest due on June 1, 2001 and May 1, 2001, respectively. In addition, the Company did not make the required interest payment due on November 1, 2001, with respect to the Subordinated Notes.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         The Company is evaluating its existing capital structure and considering alternatives to strengthen its balance sheet, including refinancing the indebtedness or the reorganization of the Company. At September 30, 2001, the Company has classified as current all of the outstanding indebtedness under the New Credit Facility, the Senior Subordinated Notes and the Subordinated Notes. The Company has also classified as current amounts outstanding under the Debentures and Junior Notes, both of which contain cross-default provisions related to the acceleration of indebtedness prior to its maturity.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The adoption of this Statement is not expected to materially affect the Company's financial position or results of operations.

                               THERMADYNE MFG. LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          September 30,    December 31,
                                                               2001            2000
                                                          -------------    ------------
                                                           (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                            $      23,011    $     10,362
     Accounts receivable, less allowance for doubtful
           accounts of $3,905 and $3,509 respectively            61,452          67,011
     Inventories                                                106,977         112,451
     Prepaid expenses and other                                   6,142           4,597
                                                          -------------    ------------
        Total current assets                                    197,582         194,421
Property plant and equipment, at cost, net                       83,560          84,725
Deferred financing costs, net                                    13,189          15,445
Intangibles, at cost, net                                        13,218          14,206
Deferred income taxes                                               466             792
Other assets                                                      2,201           2,874
                                                          -------------    ------------
        Total assets                                      $     310,216    $    312,463
                                                          =============    ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                     $      30,011    $     43,268
     Accrued and other liabilities                               36,993          35,290
     Accrued interest                                            17,215           1,982
     Income taxes payable                                         9,569          10,119
     Current maturities of long-term obligations                599,891          19,737
                                                          -------------    ------------
        Total current liabilities                               693,679         110,396
Long-term obligations, less current maturities                   19,558         567,285
Other long-term liabilities                                      60,362          61,244
Shareholders' deficit:
     Accumulated deficit                                       (501,906)       (469,843)
     Accumulated other comprehensive loss                       (40,453)        (35,595)
                                                          -------------    ------------
        Total shareholders' deficit                            (542,359)       (505,438)
Net equity and advances to/from parent                           78,976          78,976
                                                          -------------    ------------
        Total liabilities and shareholders' deficit       $     310,216    $    312,463
                                                          =============    ============


      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                       Three Months     Three Months      Nine Months      Nine Months
                                                           Ended            Ended            Ended            Ended
                                                       September 30,    September 30,    September 30,    September 30,
                                                           2001             2000             2001             2000
                                                       -------------    -------------    -------------    -------------
Net sales                                              $     106,714    $     124,872    $     338,455    $     393,153
Operating expenses:
    Cost of goods sold                                        72,837           79,806          224,600          251,118
    Selling, general and administrative expenses              23,989           24,935           74,025           77,172
    Amortization of intangibles                                  570           24,341            1,611           26,235
    Net periodic postretirement benefits                         288              207              837              914
    Special charges                                            6,270           10,786           17,457           29,199
                                                       -------------    -------------    -------------    -------------
    Operating income (loss)                                    2,760          (15,203)          19,925            8,515
Other income (expense):
    Interest expense                                         (14,311)         (15,349)         (45,498)         (46,221)
    Amortization of deferred financing costs                    (736)            (705)          (2,206)          (2,206)
    Other, net                                                (1,723)             316           (2,608)             377
                                                       -------------    -------------    -------------    -------------
Loss before income tax provision                             (14,010)         (30,941)         (30,387)         (39,535)
Income tax provision                                              26           27,074            1,676           29,859
                                                       -------------    -------------    -------------    -------------
Net loss                                               $     (14,036)   $     (58,015)   $     (32,063)   $     (69,394)
                                                       =============    =============    =============    =============


     See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              Nine Months      Nine Months
                                                                Ended             Ended
                                                             September 30,    September 30,
                                                                 2001             2000
                                                             -------------    -------------
Cash flows used in operating activities:
    Net loss                                                 $     (32,063)   $     (69,394)
    Adjustment to reconcile net loss to
          net cash used in operating activities:
       Net periodic postretirement benefits                            837              914
       Depreciation                                                 10,619           12,531
       Amortization of intangibles                                   1,611           26,235
       Amortization of deferred financing costs                      2,206            2,206
       Deferred income taxes                                           380           24,941
       Loss on asset disposal                                           --            6,762
       Non-cash interest expense                                     3,425            3,071
    Changes in operating assets and liabilities:
       Accounts receivable                                           1,135           (2,561)
       Inventories                                                   2,122          (13,657)
       Prepaid expenses and other                                   (1,720)          (1,654)
       Accounts payable                                            (12,474)           1,298
       Accrued and other liabilities                                 2,409            6,918
       Accrued interest                                             15,251            4,585
       Income taxes payable                                           (597)            (411)
       Other long-term liabilities                                    (714)          (1,832)
                                                             -------------    -------------
          Total adjustments                                         24,490           69,346
                                                             -------------    -------------
          Net cash used in operating activities                     (7,573)             (48)
                                                             -------------    -------------
    Cash flows used in investing activities:
       Proceeds from sale of assets                                     --            4,563
       Capital expenditures, net                                   (12,003)         (13,282)
       Change in other assets                                         (111)          (2,083)
       Acquisitions, net of cash                                        --           (1,008)
                                                             -------------    -------------
          Net cash used in investing activities                    (12,114)         (11,810)
                                                             -------------    -------------
    Cash flows provided by financing activities:
       Change in long-term receivables                                (487)              92
       Repayment of long-term obligations                          (10,035)         (19,322)
       Borrowing of long-term obligations                           40,007           14,060
       Change in accounts receivable securitization                  3,015           23,926
       Financing fees                                                   40           (1,169)
       Change in net equity of parent                                   --            1,272
       Other                                                          (204)          (7,173)
                                                             -------------    -------------
          Net cash provided by financing activities                 32,336           11,686
                                                             -------------    -------------
    Net increase (decrease) in cash and cash equivalents            12,649             (172)
    Cash and cash equivalents at beginning of period                10,362           13,321
                                                             -------------    -------------
    Cash and cash equivalents at end of period               $      23,011    $      13,149
                                                             =============    =============

     See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         As used in this report, the term "Mercury" means Mercury Acquisition Corporation, the term "Issuer" means Mercury before the merger of the Company in May of 1998 (the "Merger") and Thermadyne Holdings Corporation after the Merger, the term "Holdings" means Thermadyne Holdings Corporation, the term "Thermadyne" means Thermadyne Holdings Corporation, its predecessors and subsidiaries, the terms "Thermadyne LLC" and the "Company" mean Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC.

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

         CO-ISSUER

         Thermadyne Capital, a wholly-owned subsidiary of Thermadyne LLC, was formed solely for the purpose of serving as a co-issuer of the 9-7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). Thermadyne Capital has no substantial assets or liabilities and no operations of any kind, and the Indenture pursuant to which the Senior Subordinated Notes were issued limits Thermadyne Capital's ability to acquire or hold any significant assets, incur any liabilities or engage in any business activities, other than in connection with the issuance of the Senior Subordinated Notes.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                          Nine Months      Nine Months
                                            Ended             Ended
                                         September 30,    September 30,
                                             2001             2000
                                         -------------    -------------
                Interest paid            $      26,809    $      38,571
                Taxes paid                       1,730              669


2.       ACCOUNTS RECEIVABLE

         On January 31, 2000, Thermadyne LLC and its subsidiaries entered into a trade accounts receivable securitization agreement whereby it sells on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $24,014 and $20,999 at September 30, 2001 and December 31, 2000 respectively. The sold accounts receivable are reflected as a reduction of accounts receivable on the September 30, 2001 and December 31, 2000 Consolidated Balance Sheets, respectively. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum.

3.       INVENTORIES

         The composition of inventories was as follows:

                                      September 30,     December 31,
                                          2001             2000
                                      -------------    -------------
                Raw materials         $      19,172    $      20,829
                Work-in-process              24,429           26,853
                Finished goods               64,125           65,582
                LIFO reserve                   (749)            (813)
                                      -------------    -------------
                Total                 $     106,977    $     112,451
                                      =============    =============

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


4.       SEGMENT INFORMATION

         The Company reports its segment information by geographic region. Although the Company's domestic operation is comprised of several individual business units, similarity of products, paths to market, end users, and production processes results in performance evaluation and decisions regarding allocation of resources being made on a combined basis. The Company's reportable geographic regions are the United States, Europe and Australia/Asia.

         The Company evaluates performance and allocates resources based principally on operating income net of any special charges or significant one-time charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are based on market prices.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. Export sales from the United States are included in the United States segment. The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.

                                                                                            Other
                                                     United                  Australia/    Geographic
                                                     States       Europe        Asia         Regions     Other      Consolidated
                                                    ---------    --------    ----------    ----------   --------    ------------
         Nine Months Ended September 30, 2001
             Revenue from external customers        $ 228,486    $ 33,939    $   34,327    $   41,703   $     --      $ 338,455
             Intersegment revenues                     20,456       9,426         1,261            --    (31,143)            --
             Operating income (loss)                   41,761       2,239        (2,212)        1,607    (23,470)        19,925

         Nine Months Ended September 30, 2000
             Revenue from external customers        $ 266,588    $ 41,879    $   43,123    $   41,563   $     --      $ 393,153
             Intersegment revenues                     29,772      11,631         1,584            --    (42,987)            --
             Operating income (loss)                   30,351       2,730        (1,540)          (61)   (22,965)         8,515


5.       RELOCATION AND REORGANIZATION

         Included in special charges for the three months ended September 30, 2001 are costs of approximately $4.2 million related to the information technology and business reengineering project and $1.9 million related to the Company's efforts to restructure its balance sheet. The remainder of the special charges relates primarily to the relocation of production to Mexico and Asia. For the nine months ended September 30, 2001, special charges of $17.5 million include $2.2 million related to the relocation of production to Mexico and Asia, $10.1 million related to information technology and related business process reengineering projects, $3.8 million related to the Company's efforts to restructure its balance sheet and the balance of $1.4 million related primarily to severance costs. As of September 30, 2001, the Company has made payments of approximately $3.1 million against severance or other accruals established in connection with these special charges.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         Included in special charges for the three months ended September 30, 2000 are costs of approximately $6.5 million related to the relocation of production to Mexico and Asia and $2.0 million incurred in connection with changes in senior management. For the nine months ended September 30, 2000, special charges include $14.6 million related to the relocation of production to Mexico and Asia, a loss of $7.7 million associated with the decision to exit a portion of the gas management business and $5.0 million related to changes in senior management. Also included in special charges for the three and nine months ended September 30, 2000 are costs of approximately $1.5 million related to an information technology transformation and related business process reengineering project the Company initiated in the third quarter. As of September 30, 2000, the Company had made payments of approximately $0.9 million against severance or other accruals established in connection with these special charges.

6.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss totaled $14,398 and $60,821 for the three months ended September 30, 2001 and 2000, respectively. For the first nine months of 2001 and 2000, total comprehensive loss amounted to $36,921 and $80,085, respectively.

7.       LONG-TERM OBLIGATIONS

         At September 30, 2001, the Company had $619.4 million of outstanding indebtedness including $353.3 million in secured indebtedness owed under the New Credit Facility. The Company has violated certain financial covenants and default provisions under the New Credit Facility including the non-payment of mandatory principal amortization, which was due on September 30, 2001. The lenders under the New Credit Facility agreed to forbear from taking any action or exercising any rights or remedies available under the New Credit Facility because of such events of default until October 31, 2001. Such forbearance has not been extended. The Company is also in default of certain provisions under the indenture related to the Senior Subordinated Notes including the non-payment of interest due on June 1, 2001.

         The Company is evaluating its existing capital structure and considering alternatives to strengthen its balance sheet, including refinancing the indebtedness or the reorganization of the Company. At September 30, 2001, the Company has classified as current all of the outstanding indebtedness under the New Credit Facility and the Senior Subordinated Notes. The Company has also classified as current the amount outstanding under the Junior Notes, which contains a cross-default provision related to the acceleration of indebtedness prior to its maturity.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The adoption of this Statement is not expected to materially affect the Company's financial position or results of operations.

9.       GUARANTOR SUBSIDIARIES

         In connection with the merger of Holdings and Mercury, Thermadyne LLC and Thermadyne Capital, both wholly-owned subsidiaries of Holdings, issued $207 million of Senior Subordinated Notes. Holdings received all of the net proceeds from the issuance of the Senior Subordinated Notes and Thermadyne LLC and Thermadyne Capital are jointly and severally liable for all payments under the Senior Subordinated Notes. Additionally, the Senior Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured senior subordinated basis by certain subsidiaries of the Company (the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is wholly-owned directly or indirectly, by Thermadyne LLC.

         The following condensed consolidating financial information of Thermadyne LLC includes the accounts of Thermadyne LLC, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined that such information is not material in assessing the Guarantor Subsidiaries.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2001

                                                         Thermadyne      Total           Total
                                                             LLC       Guarantors    Non-Guarantors    Eliminations      Total
                                                         ----------    ----------    --------------    ------------    ---------
ASSETS

Current Assets:
    Cash and cash equivalents                            $       --    $   14,730    $        8,281    $         --    $  23,011
    Restricted cash                                              --            --            20,284         (20,284)          --
    Accounts receivable                                          --           106            85,103         (23,757)      61,452
    Inventories                                                  --        65,198            41,779              --      106,977
    Prepaid expenses and other                                   --         3,094             3,520            (472)       6,142
                                                         ----------    ----------    --------------    ------------    ---------
         Total current assets                                    --        83,128           158,967         (44,513)     197,582
Property, plant and equipment, at cost, net                      --        44,701            38,859              --       83,560
Deferred financing costs, net                                13,189            --                --              --       13,189
Intangibles, at cost, net                                        --         5,477             7,741              --       13,218
Deferred income taxes                                            --            --               466              --          466
Investment in and advances to/from subsidiaries             154,296        13,692                --        (167,988)          --
Other assets                                                     --          (335)            2,536              --        2,201
                                                         ----------    ----------    --------------    ------------    ---------
         Total assets                                    $  167,485    $  146,663    $      208,569    $   (212,501)   $ 310,216
                                                         ==========    ==========    ==============    ============    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                     $       --    $   14,507    $       15,504    $         --    $  30,011
    Accrued and other liabilities                                --        28,554             8,439              --       36,993
    Accrued interest                                         17,198             7                10              --       17,215
    Income taxes payable                                         --        10,855            (1,286)             --        9,569
    Current maturities of long-term obligations             573,217           303            26,371              --      599,891
                                                         ----------    ----------    --------------    ------------    ---------
         Total current liabilities                          590,415        54,226            49,038              --      693,679
Long-term obligations, less current maturities                   --        15,548            49,010         (45,000)      19,558
Other long-term liabilities                                      --        49,295            11,067              --       60,362
Shareholders' deficit:
    Accumulated deficit                                    (501,906)     (351,572)          (89,634)        441,206     (501,906)
    Accumulated other comprehensive loss                         --       (25,890)          (14,563)             --      (40,453)
                                                         ----------    ----------    --------------    ------------    ---------
         Total shareholders' deficit                       (501,906)     (377,462)         (104,197)        441,206     (542,359)
Net equity and advances to/from subsidiaries                 78,976       405,056           203,651        (608,707)      78,976
                                                         ----------    ----------    --------------    ------------    ---------
         Total liabilities and shareholders' deficit     $  167,485    $  146,663    $      208,569    $   (212,501)   $ 310,216
                                                         ==========    ==========    ==============    ============    =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000

                                                         Thermadyne      Total           Total
                                                             LLC       Guarantors    Non-Guarantors    Eliminations      Total
                                                         ----------    ----------    --------------    ------------    ---------
ASSETS

Current Assets:
    Cash and cash equivalents                            $       --    $    4,536    $        5,826    $         --    $  10,362
    Restricted Cash                                              --            --            24,779         (24,779)          --
    Accounts receivable                                          --          (312)           90,254         (22,931)      67,011
    Inventories                                                  --        65,303            47,148              --      112,451
    Prepaid expenses and other                                   --         1,877             3,297            (577)       4,597
                                                         ----------    ----------    --------------    ------------    ---------
        Total current assets                                     --        71,404           171,304         (48,287)     194,421
Property, plant and equipment, at cost, net                      --        41,184            43,541              --       84,725
Deferred financing costs, net                                15,393            --                52              --       15,445
Intangibles, at cost, net                                        --         6,233             7,973              --       14,206
Deferred income taxes                                            --            (2)              794              --          792
Investment in and advances to/from subsidiaries             135,656        13,911                --        (149,567)          --
Other assets                                                     --           461             2,413              --        2,874
                                                         ----------    ----------    --------------    ------------    ---------
        Total assets                                     $  151,049    $  133,191    $      226,077    $   (197,854)   $ 312,463
                                                         ==========    ==========    ==============    ============    =========



LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                     $       --    $   21,479    $       21,789    $         --    $  43,268
    Accrued and other liabilities                                --        25,871             9,419              --       35,290
    Accrued interest                                          1,961             6                15              --        1,982
    Income taxes payable                                         --        11,153            (1,034)             --       10,119
    Current maturities of long-term obligations              12,487           286             6,964              --       19,737
                                                         ----------    ----------    --------------    ------------    ---------
        Total current liabilities                            14,448        58,795            37,153              --      110,396
Long-term obligations, less current maturities              527,468        15,654            69,163         (45,000)     567,285
Other long-term liabilities                                      --        50,074            11,170              --       61,244
Shareholders' deficit:
    Accumulated deficit                                    (469,843)     (326,380)          (83,651)        410,031     (469,843)
    Accumulated other comprehensive loss                         --       (18,508)          (17,087)             --      (35,595)
                                                         ----------    ----------    --------------    ------------    ---------
        Total shareholders' deficit                        (469,843)     (344,888)         (100,738)        410,031     (505,438)
Net equity and advances to/from subsidiaries                 78,976       353,556           209,329        (562,885)      78,976
                                                         ----------    ----------    --------------    ------------    ---------
        Total liabilities and shareholders' deficit      $  151,049    $  133,191    $      226,077    $   (197,854)   $ 312,463
                                                         ==========    ==========    ==============    ============    =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                         Thermadyne      Total           Total
                                                             LLC       Guarantors    Non-Guarantors    Eliminations      Total
                                                         ----------    ----------    --------------    ------------    ---------
Net sales                                                $       --    $   84,964    $       39,531    $    (17,781)   $ 106,714
Operating expenses:
   Cost of goods sold                                            --        59,588            31,492         (18,243)      72,837
   Selling, general and administrative expenses                  --        17,155             6,834              --       23,989
   Amortization of intangibles                                   --           365               205              --          570
   Net periodic postretirement benefits                          --           288                --              --          288
   Special charges                                               --         6,219                51              --        6,270
                                                         ----------    ----------    --------------    ------------    ---------
Operating income                                                 --         1,349               949             462        2,760
Other income (expense):
   Interest expense                                              --       (13,070)           (1,493)            252      (14,311)
   Amortization of deferred financing costs                      --          (736)               --              --         (736)
   Equity in net loss of subsidiaries                       (14,036)           --                --          14,036           --
   Other                                                         --          (401)             (696)           (626)      (1,723)
                                                         ----------    ----------    --------------    ------------    ---------
Loss before income tax provision                            (14,036)      (12,858)           (1,240)         14,124      (14,010)
Income tax provision                                             --           (33)               59              --           26
                                                         ----------    ----------    --------------    ------------    ---------
Net loss                                                 $  (14,036)   $  (12,825)   $       (1,299)   $     14,124    $ (14,036)
                                                         ==========    ==========    ==============    ============    =========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                         Thermadyne      Total           Total
                                                             LLC       Guarantors    Non-Guarantors    Eliminations      Total
                                                         ----------    ----------    --------------    ------------    ---------
Net sales                                                $       --    $  101,438    $       47,067    $    (23,633)   $ 124,872
Operating expenses:
   Cost of goods sold                                            --        65,286            37,695         (23,175)      79,806
   Selling, general and administrative expenses                  --        17,320             7,615              --       24,935
   Amortization of intangibles                                   --         6,965            17,376              --       24,341
   Net periodic postretirement benefits                          --           207                --              --          207
   Special charges                                               --        10,463               323              --       10,786
                                                         ----------    ----------    --------------    ------------    ---------
Operating income                                                 --         1,197           (15,942)           (458)     (15,203)
Other income (expense):
   Interest expense                                              --       (13,981)           (2,203)            835      (15,349)
   Amortization of deferred financing costs                      --          (734)               29              --         (705)
   Equity in net loss of subsidiaries                       (58,015)           --                --          58,015           --
   Other                                                         --         5,232            (3,637)         (1,279)         316
                                                         ----------    ----------    --------------    ------------    ---------
Loss before income tax provision                            (58,015)       (8,286)          (21,753)         57,113      (30,941)
Income tax provision (benefit)                                   --        26,553               521              --       27,074
                                                         ----------    ----------    --------------    ------------    ---------
Net loss                                                 $  (58,015)   $  (34,839)   $      (22,274)   $     57,113    $ (58,015)
                                                         ==========    ==========    ==============    ============    =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                         Thermadyne      Total           Total
                                                             LLC       Guarantors    Non-Guarantors    Eliminations      Total
                                                         ----------    ----------    --------------    ------------    ---------
Net sales                                                $       --    $  271,513    $      127,336    $    (60,394)   $ 338,455
Operating expenses:
   Cost of goods sold                                            --       181,857           103,187         (60,444)     224,600
   Selling, general and administrative expenses                  --        52,035            21,990              --       74,025
   Amortization of intangibles                                   --         1,087               524              --        1,611
   Net periodic postretirement benefits                          --           837                --              --          837
   Special charges                                               --        16,854               603              --       17,457
                                                         ----------    ----------    --------------    ------------    ---------
Operating income                                                 --        18,843             1,032              50       19,925
Other income (expense):
   Interest expense                                              --       (41,422)           (5,461)          1,385      (45,498)
   Amortization of deferred financing costs                      --        (2,206)               --              --       (2,206)
   Equity in net loss of subsidiaries                       (32,063)           --                --          32,063           --
   Other                                                         --          (152)             (133)         (2,323)      (2,608)
                                                         ----------    ----------    --------------    ------------    ---------
Loss before income tax provision                            (32,063)      (24,937)           (4,562)         31,175      (30,387)
Income tax provision                                             --           255             1,421              --        1,676
                                                         ----------    ----------    --------------    ------------    ---------
Net loss                                                 $  (32,063)   $  (25,192)   $       (5,983)   $     31,175    $ (32,063)
                                                         ==========    ==========    ==============    ============    =========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                         Thermadyne      Total           Total
                                                             LLC       Guarantors    Non-Guarantors    Eliminations      Total
                                                         ----------    ----------    --------------    ------------    ---------
Net sales                                                $       --    $  322,183    $      146,515    $    (75,545)   $ 393,153
Operating expenses:
   Cost of goods sold                                            --       205,900           120,377         (75,159)     251,118
   Selling, general and administrative expenses                  --        53,704            23,468              --       77,172
   Amortization of intangibles                                   --         7,893            18,342              --       26,235
   Net periodic postretirement benefits                          --           914                --              --          914
   Special charges                                               --        28,099             1,100              --       29,199
                                                         ----------    ----------    --------------    ------------    ---------
Operating income (loss)                                          --        25,673           (16,772)           (386)       8,515
Other income (expense):
   Interest expense                                              --       (42,113)           (6,602)          2,494      (46,221)
   Amortization of deferred financing costs                      --        (2,199)               (7)             --       (2,206)
   Equity in net loss of subsidiaries                       (69,394)           --                --          69,394           --
   Other                                                         --         6,073            (1,745)         (3,951)         377
                                                         ----------    ----------    --------------    ------------    ---------
Loss before income tax provision                            (69,394)      (12,566)          (25,126)         67,551      (39,535)
Income tax provision                                             --        27,996             1,863              --       29,859
                                                         ----------    ----------    --------------    ------------    ---------
Net loss                                                 $  (69,394)   $  (40,562)   $      (26,989)   $     67,551    $ (69,394)
                                                         ==========    ==========    ==============    ============    =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                         Thermadyne      Total           Total
                                                             LLC       Guarantors    Non-Guarantors    Eliminations      Total
                                                         ----------    ----------    --------------    ------------    ---------
Net cash provided by (used in) operating activities      $  (16,826)   $  (22,855)   $          933    $     31,175    $  (7,573)
Cash flows used in investing activities:
    Capital expenditures, net                                    --        (9,063)           (2,940)             --      (12,003)
    Change in other assets                                       --           (78)              (33)             --         (111)
                                                         ----------    ----------    --------------    ------------    ---------
Net cash used in investing activities                            --        (9,141)           (2,973)             --      (12,114)
Cash flows provided by (used in) financing activities:
    Changes in long-term receivables                             --           543            (1,030)             --         (487)
    Repayment of long-term obligations                       (5,193)          (87)           (4,755)             --      (10,035)
    Borrowing of long-term obligations                       35,000            --             5,007              --       40,007
    Change in accounts receivable securitization                 --         3,015                --              --        3,015
    Financing fees                                               --            --                40              --           40
    Change in net equity and advances to/from               (13,011)       38,723             5,463         (31,175)          --
        subsidiaries                                             --            --                --              --           --
    Other                                                        30            (4)             (230)             --         (204)
                                                         ----------    ----------    --------------    ------------    ---------
Net cash provided by financing activities                    16,826        42,190             4,495         (31,175)      32,336
                                                         ----------    ----------    --------------    ------------    ---------
Net increase in cash and cash equivalents                        --        10,194             2,455              --       12,649
Cash and cash equivalents at beginning of period                 --         4,536             5,826              --       10,362
                                                         ----------    ----------    --------------    ------------    ---------
Cash and cash equivalents at end of period               $       --    $   14,730    $        8,281    $         --    $  23,011
                                                         ==========    ==========    ==============    ============    =========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                            Thermadyne      Total           Total
                                                                LLC       Guarantors    Non-Guarantors    Eliminations      Total
                                                            ----------    ----------    --------------    ------------    ---------
Net cash provided by (used in) operating activities         $  (64,814)   $   (1,871)   $         (914)   $     67,551    $     (48)
Cash flows provided by (used in) investing activities:              --
   Proceeds from sale of assets                                     --            --             4,563              --        4,563
   Capital expenditures, net                                        --        (7,451)           (5,831)             --      (13,282)
   Change in other assets                                           --          (909)           (1,174)             --       (2,083)
   Acquisitions, net of cash                                        --            --            (1,008)             --       (1,008)
                                                            ----------    ----------    --------------    ------------    ---------
Net cash used in investing activities                               --        (8,360)           (3,450)             --      (11,810)
Cash flows provided by (used in) financing activities:
   Changes in long-term receivables                                 --            92                --              --           92
   Repayment of long-term obligations                          (12,225)         (511)           (6,586)             --      (19,322)
   Borrowing of long-term obligations                            9,000          (865)            5,925              --       14,060
   Change in accounts receivable securitization                     --        23,926                --              --       23,926
   Financing fees                                                   --        (1,169)               --              --       (1,169)
   Change in net equity and advances to/from subsidiaries       68,039        (2,577)            3,361         (67,551)       1,272
   Other                                                            --        (6,193)             (980)             --       (7,173)
                                                            ----------    ----------    --------------    ------------    ---------
Net cash provided by financing activities                       64,814        12,703             1,720         (67,551)      11,686
                                                            ----------    ----------    --------------    ------------    ---------
Net increase in cash and cash equivalents                           --         2,472            (2,644)             --         (172)
Cash and cash equivalents at beginning of period                    --         2,566            10,755              --       13,321
                                                            ----------    ----------    --------------    ------------    ---------
Cash and cash equivalents at end of period                  $       --    $    5,038    $        8,111    $         --    $  13,149
                                                            ==========    ==========    ==============    ============    =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion and analysis of the condensed consolidated financial statements of Holdings. Holdings conducts its operations through its wholly-owned subsidiary Thermadyne LLC. The accompanying condensed consolidated financial statements for Holdings and Thermadyne LLC are substantially the same except for certain debt and equity securities issued by Holdings, and therefore, a separate discussion of Thermadyne LLC is not presented.

Included in the following discussions are comparisons of Adjusted EBITDA which is defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense and special charges and is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with accounting principles generally accepted in the United States). Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under its debt agreements. The Company believes that Adjusted EBITDA is a useful supplement to net income (loss) and other consolidated income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the three months ended September 30, 2001, were $106.7 million, which is a decrease of 14.5% from the same period last year. Domestic sales were down 12.5% for the quarter compared to the same three-month period in 2000. International sales were $40.3 million for the quarter ended September 30, 2001, or a decrease of 17.7% versus the same period in 2000. Poor economic conditions in all of the Company's key markets are the primary reason for the decline in sales.

Cost of goods sold was 68.3% of sales for the three months ended September 30, 2001, which compared to 63.9% for the same period in 2000. The decline in volume is the primary reason for this increase as certain expenses are fixed and do not fluctuate with sales.

Selling, general and administrative expenses were $24.0 million for the third quarter 2001, or 3.8% less than the same three-month period last year. As a percentage of sales, selling, general and administrative expenses were 22.5% versus 20.0% for the three months ended September 30, 2000. The decline in selling, general and administrative expenses results from on-going cost reduction efforts while the increase as a percentage of sales reflects the fact that the decline in sales has outpaced the reduction in cost.

Special charges in the three months ended September 30, 2001, were comprised primarily of $4.2 million related to the information technology and business reengineering project and $1.9 million related to the Company's efforts to restructure its balance sheet. The remainder of special charges for the third quarter 2001 results from efforts to relocate production to Mexico and Asia.

Special charges of $10.8 million recorded during the three months ended September 30, 2000 consist primarily of $6.5 million of costs related to the relocation of production to Mexico and Asia and costs of approximately $2.0 million incurred in connection with changes in senior management. Also included in special charges are costs of approximately $1.5 million related to the information technology transformation and related business process reengineering project.

Interest expense in the third quarter 2001, was $19.6 million, a decrease of 2.7% from the same quarter last year. The Company's blended interest rate for the three-month period ended September 30, 2001, was 9.8% compared to 11.0% for the three months ended September 30, 2000, however the favorable effects from this decrease in rates was offset by higher costs associated with an increase in the average debt balance. The average debt balance for the third quarter 2001 was $797.2 million compared to $729.6 million for the same period in 2000.

The income tax provision recorded in the three-month period ended September 30, 2001, on a pre-tax loss of $19.3 million relates mostly to foreign taxable income. An income tax provision of $27.1 million was recorded in the third quarter 2000 on a pre-tax loss of $35.8 million. This provision included a charge of $27.3 million which increased the valuation allowance on deferred tax assets that management did not believe would be fully realized based on projections of income in future periods.

Adjusted EBITDA for the third quarter of 2001 was $12.8 million compared to $24.1 million for the same quarter in 2000, for a decrease of 51.3%.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales through the first nine months of 2001 were $338.5 million, which is a decrease of 13.9% from the $393.2 million reported for the same period in 2000. Domestic sales declined 14.4% in the nine-month period ended September 30, 2001, compared to the same nine months last year. A weak U.S. economy, particularly in the industrial sector, has hampered the Company throughout 2001. International sales decreased 13.1% in the first nine months of 2001, compared to the nine months ended September 30, 2000. Weak economic conditions in all major international markets have negatively impacted demand, while a strengthening U.S. dollar has also hurt as local currency sales are translating to lower amounts than the same time period last year.

Cost of goods sold was 66.4% of sales for the first three quarters of 2001, which compares to 63.9% for the same nine-month period last year. The decline in sales volume is the primary reason for this increase as the Company has been unable to keep the same pace in its efforts to reduce fixed factory costs.

Through the first nine months of 2001, selling, general and administrative expenses were $74.0 million or 4.1% less than the $77.2 million of expenses reported for the same period in 2000. This decrease results from the Company's efforts to reduce costs. As a percentage of sales, selling, general and administrative expenses were 21.9%, which compares to 19.6% for the same period in 2000. This increase results primarily from the decline in sales as a portion of selling, general and administrative expenses are fixed and do not vary with sales.

Special charges for the nine months ended September 30, 2001, include $2.2 million related to the relocation of production to Mexico and Asia, $10.1 million related to information technology and business process reengineering projects, and $3.8 million related to the Company's efforts to restructure its balance sheet. The remaining $1.4 million of special charges for the first three quarters of 2001 results mostly from severance costs. Special charges of $29.2 million during the first nine months of 2000 are comprised primarily of approximately $14.6 million related to the relocation of production to Mexico and Asia, $7.7 million related to the decision to exit a portion of the gas management business, and $5.0 million related to changes in senior management.

Interest expense for the nine months ended September 30, 2001, was $60.9 million compared to $60.2 million for the same period in 2000. The Company's average debt balance over the first three quarters of 2001 was $784.2 million, which was $55.3 million greater than the comparable amount for 2000. The higher interest costs associated with this increase in debt offset the favorable effects of lower rates on the Company's variable rate debt.

An income tax provision of $1.7 million, related primarily to foreign taxable income, was recorded for the nine months ended September 30, 2001, on a pre-tax loss of $45.9 million. An income tax provision of $29.9 million was recorded on a pre-tax loss of $53.6 million in the nine months ended September 30, 2000. This provision included a charge of $27.3 million, which increased the valuation allowance on deferred tax assets that management did not believe would be fully realized based on projections of income in future periods.

Adjusted EBITDA for the mine months ended September 30, 2001, was $50.4 million, a decrease of 31.5% from the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOWS

Operating activities used $7.4 million of cash during the first nine months of 2001, which compares to cash provided of $1.4 million during the same period in 2000. Operating assets and liabilities provided $8.4 million of cash in the nine months ended September 30, 2001, versus cash used of $6.3 million in the same nine-month period last year. Inventory provided cash of $2.1 million in the first three quarters of

2001, compared to cash used of $13.7 million in the first nine months of 2000. In 2000, higher stock levels were maintained as production was being relocated to Mexico and Asia. Accounts payable has used $12.5 million of cash through the first three quarters of 2001, which compares to cash provided of $1.3 million during the same nine-month period last year. The change in accounts payable results substantially from the decline in production as the Company has reduced its raw material levels. Also contributing to the decrease in accounts payable is the Company's financial condition as certain vendors have tightened their payment terms with the Company. Accrued liabilities have provided cash of $2.4 million in the nine months ended September 30, 2001, which compares to cash provided of $6.9 million during the first nine months of 2000. The first three quarters of 2000 includes a $4.2 million accrual for severance related to the relocation of production to Mexico and $5.0 million of severance accrued for changes in senior management. Accrued interest provided cash of $18.2 million in the nine-month period ended September 30, 2001, compared to cash provided of $5.6 million for the same period last year. The difference relates primarily to the non-payment of interest on the Senior Subordinated Notes and Subordinated Notes, which were due on June 1 and May 1, respectively.

Investing activities used $12.1 million during the nine months ended September 30, 2001, which compares to $11.8 million for the same nine-month period in 2000. The nine months ended September 30, 2000, includes $4.6 million of proceeds from the sale of property in Australia.

Financing activities provided $32.2 million of cash in the first nine months of 2001, compared to cash provided of $10.2 million for the same period in 2000. The Company had net long-term debt borrowings of $30.0 million in the first three quarters of 2001, which compares to net repayments of $5.3 million during the nine months ended September 30, 2000. The Company's accounts receivable securitization program provided $3.0 million in the nine-month period ended September 30, 2001, which is $20.9 million less than the same period last year. The Company's securitization program was renewed in January 2000, after the previous program was repaid in the fourth quarter of 1999.

LIQUIDITY

At September 30, 2001, the Company had $798.7 million of outstanding indebtedness including $353.3 million in secured indebtedness owed under the New Credit Facility. The Company has violated certain financial covenants and default provisions under the New Credit Facility including the non-payment of mandatory principal amortization, which was due on September 30, 2001. The lenders under the New Credit Facility agreed to forbear from taking any action or exercising any rights or remedies permitted under the New Credit Facility because of such events of default until October 31, 2001. Such forbearance has not been extended. The Company is also in default of certain provisions under the indentures related to the Senior Subordinated Notes and the Subordinated Notes, including the non-payment of interest due on June 1, 2001 and May 1, 2001, respectively. In addition, the Company did not make the required interest payment due on November 1, 2001, with respect to the Subordinated Notes.

The Company is evaluating its existing capital structure and considering alternatives to strengthen its balance sheet, including refinancing the indebtedness or the reorganization of the Company. At September 30, 2001, the Company has classified as current all of the outstanding indebtedness under the New Credit Facility, the Senior Subordinated Notes and the Subordinated Notes. The Company has also classified as current amounts outstanding under the Debentures and Junior Notes, both of which contain cross-default provisions related to the acceleration of indebtedness prior to its maturity.

As a result of the defaults under the New Credit Facility, the Company is restricted in its ability to incur additional indebtedness. Cash on hand and operating cash flow are expected to be the Company's principal sources of liquidity in the near term. While these sources are expected to be sufficient to meet working capital and capital expenditure needs, they would not be adequate to meet the Company's debt service requirements in the event of an acceleration of indebtedness and will likely be insufficient to meet the debt service requirements of the New Credit Facility.


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The adoption of this Statement is not expected to materially affect the Company's financial position or results of operations.


PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

         a) The following events of Default have occurred and are continuing under the New Credit Facility: the failure to make required principal payments due September 30, 2001, the failure to comply with certain financial covenants specified therein as at March 31, 2001, June 30, 2001 and September 30, 2001, the failure to comply with, or cause to be complied with, certain affirmative covenants of the New Credit Facility with respect to property located in Gallman, Mississippi, the failure to deliver audited financial statements without an "impermissible qualification" by the Company's independent auditors, and the non-payment of interest on Thermadyne Mfg.'s and Thermadyne Capital's 9-7/8% Senior Subordinated Notes due 2008 and the Company's 10-3/4% Senior Subordinated Notes due 2003. The lenders under the New Credit Facility agreed to forbear from taking any action or exercising any rights or remedies permitted under the New Credit Facility because of such events of default until October 31, 2001. Such forbearance has not been extended. At September 30, 2001, approximately $353.3 million was outstanding under the New Credit Facility.

                  On May 1, 2001, the Company failed to pay accrued interest of $2.0 million on its 10-3/4% Senior Subordinated Notes due 2003, which such failure became an Event of Default under the indenture pertaining to such notes on June 1, 2001 and such default remains uncured. As of September 30, 2001, approximately $37 million was outstanding under such notes. Additionally, on June 1, 2001, Thermadyne Mfg. and Thermadyne Capital failed to pay accrued interest of $10.2 million on the 9-7/8% Senior Subordinated Notes due 2008, which such failure became an Event of Default under the indenture pertaining to such notes on July 1, 2001, and such default remains uncured. As of September 30, 2001, approximately $207 million was outstanding under such notes. The lenders party to the New Credit Facility have previously delivered payment blocking notices to the trustee named under each indenture specified above, each of which such blocking notices prohibit the respective obligors on such notes from making any payments in respect thereof during the period covered by the relevant blocking notice.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  None

         b)       Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THERMADYNE HOLDINGS CORPORATION



                              By:       /s/  Karl R. Wyss
                                    ---------------------------------------
                                        Karl R. Wyss
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)




                              By:       /s/ James H. Tate
                                    ---------------------------------------
                                        James H. Tate
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)



Date: November 14, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THERMADYNE MFG. LLC

                              By:       /s/  Karl R. Wyss
                                    ---------------------------------------
                                        Karl R. Wyss
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)




                              By:       /s/ James H. Tate
                                    ---------------------------------------
                                        James H. Tate
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)



Date: November 14, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THERMADYNE CAPITAL CORP.

                              By:       /s/  Karl R. Wyss
                                    ---------------------------------------
                                        Karl R. Wyss
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)




                              By:       /s/ James H. Tate
                                    ---------------------------------------
                                        James H. Tate
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)


Date: November 14, 2001