Form 10-K
period 2001-12-31
THERMADYNE MFG LLC; THERMADYNE CAPITAL CORP; THERMADYNE HOLDINGS CORP /DE
filed 2002-03-29
CIK 1063382, 1063381, 850660

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23378

                        THERMADYNE HOLDINGS CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                     DELAWARE                                           74-2482571
          (State or Other Jurisdiction of                            (I.R.S. Employer
          Incorporation or Organization)                            Identification No.)

                        COMMISSION FILE NUMBER 333-57457

                              THERMADYNE MFG. LLC
             (Exact name of Registrant as Specified in its Charter)

                     DELAWARE                                           74-2878452
          (State or Other Jurisdiction of                            (I.R.S. Employer
          Incorporation or Organization)                            Identification No.)

                        COMMISSION FILE NUMBER 333-57457

                            THERMADYNE CAPITAL CORP.
             (Exact name of Registrant as Specified in its Charter)

                     DELAWARE                                           74-2878453
          (State or Other Jurisdiction of                            (I.R.S. Employer
          Incorporation or Organization)                            Identification No.)

             101 S. HANLEY, SUITE 600                                      63105
                ST. LOUIS, MISSOURI                                     (ZIP Code)
     (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (314) 721-5573

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                    Common Stock, par value $0.01 per share

    Indicate by checkmark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $80,000 based on the closing sales price of the Common Stock, on March 18, 2002.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,590,286 shares of Common Stock, outstanding at March 18, 2002.

    Thermadyne Mfg. LLC and Thermadyne Capital Corp. meet the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Thermadyne Holdings Corporation, a Delaware corporation ("Thermadyne" or the "Company"), is a leading global manufacturer of cutting and welding products and accessories. The Company manufactures a broad range of gas (oxy-fuel) and electric arc cutting and welding products that are ultimately sold to end-user customers principally engaged in the aerospace, automotive, construction, metal fabrication, mining, mill and foundry, petroleum and shipbuilding industries. Thermadyne Mfg. LLC ("Thermadyne LLC") is wholly owned by, and the principal operating subsidiary of, the Company, and Thermadyne Capital Corp. ("Thermadyne Capital") is a wholly owned subsidiary of Thermadyne LLC.

BANKRUPTCY FILING

     On November 19, 2001, the Company and substantially all of its domestic subsidiaries, including Thermadyne LLC and Thermadyne Capital (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court".) The filing resulted from insufficient liquidity, and was determined to be the most efficient and favorable alternative to restructure the Company's balance sheet. Since 1998, the Company's operating results have been negatively impacted by a weak industrial economy in the U.S. as well as difficult economic conditions in most of its foreign markets. The deterioration of operating results and liquidity made it increasingly difficult for the Company to meet all of its debt service obligations. Prior to filing Chapter 11, the Company failed to make the semi-annual interest payments on the 10.75% subordinated notes, due November 1, 2003 (the "Subordinated Notes"), which were due on May 1 and November 1, 2001, and totaled approximately $4.0 million. In addition, the Company failed to make an interest payment in the amount of $10.2 million related to the 9.875% senior subordinated notes, due June 1, 2008 (the "Senior Subordinated Notes"), which was due on June 1, 2001. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage the business as a debtor-in-possession subject to the supervision of the Court.

     On January 8, 2002, the Court entered the final order approving a new $60 million debtor-in-possession credit facility among Thermadyne LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the "DIP Facility".) Prior to the final order, on November 21, 2001, the Court entered an interim order authorizing the Debtors to use up to $25 million of the DIP Facility for loans and letters of credit. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or November 21, 2002. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Actual borrowing availability is subject to a borrowing base calculation. The amount available to the Company under the DIP Facility is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets.

As of December 31, 2001, the Company's eligible accounts receivable, inventories and fixed assets supported access to $58.0 million of the DIP Facility. As of December 31, 2001, the Company had borrowed $8.7 million and issued letters of credit of $0.1 million under the DIP Facility. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs), and other customary provisions.

     As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the 12.5% debentures, due June 1, 2008 (the "Debentures"), and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"), and ceased accruing dividends on its redeemable preferred stock. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the year ended December 31, 2001, was $20.4 million, $4.0 million, $16.7 million and $4.7 million, respectively. Interest recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes was $18.7 million, $3.7 million, $15.2 million and $4.3 million, respectively. Contractual dividends for the redeemable preferred stock were $9.5 million for the year ended December 31, 2001, which compares to recorded dividends of $8.7 million. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on its old syndicated senior secured credit agreement (the "Old Credit Facility.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $80.3 million for the year ended December 31, 2001, which was $4.0 million in excess of reported interest.

     Pursuant to the provisions of the Bankruptcy Code, substantially all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims against the Debtors may be filed with the Court through April 19, 2002. As debtor-in-possession, the Debtors have the right, subject to Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

     The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor's committee appointed in the Chapter 11 proceedings and the lenders. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to significantly strengthen the Company's financial position.

     Management expects that a Plan of Reorganization will be completed and ready to file with the Court during the second calendar quarter of 2002. Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Court, or that such plan will be consummated. The Company has moved the Court to extend the period during which the Debtors may file a Plan of Reorganization through July 1, 2002. On April 2, 2001, the Court will consider the Company's motion for such extension. There can be no assurance that the Court will grant such extension. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Debtors, would have the right to propose alternative plans of reorganization.

     Although the Chapter 11 filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

     The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 case. Under Chapter 11, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being paid in the Chapter 11 proceedings at less (and possibly substantially less) than 100 percent of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements, and are included in the line "liabilities subject to compromise" on the consolidated balance sheet. Additionally, the interests of existing preferred and common shareholders could be substantially diluted or even eliminated. Further information about the financial impact of the Chapter 11 filing is set forth in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and in the notes to the financial statements.

ACQUISITIONS

     In 2000, the Company made the following two acquisitions. On April 13, the Company, through a 90% owned subsidiary, acquired all the assets of Unique Welding Alloys ("Unique"), a business that sells industrial gases, welding equipment and accessories to the retail end-user trade, and on November 9, the Company, through a 90% owned subsidiary, acquired all the assets of Maxweld & Braze (Pty) Ltd. ("Maxweld"), a wholesale business that sells welding equipment and accessories to distributors and the retail end-user trade. Both of these businesses are located in Boksburg, South Africa. The aggregate consideration paid for these two acquisitions was approximately $4.4 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

     In 1999 the Company made the following two acquisitions. On March 11, the Company acquired all the issued and outstanding capital stock of Soltec S.A. ("Soltec"), a manufacturer of manual electrodes and tubular wires for hardfacing and special applications, located in Santiago, Chile. On April 14, the Company acquired all the issued and outstanding capital stock of Tecmo Sri ("Tecmo"), a manufacturer of torches and plasma and laser consumables, located in Rastignano, Italy. The aggregate consideration paid for these two acquisitions was approximately $6 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

     In 1998 the Company made the following four acquisitions. On September 1, the Company acquired all the issued and outstanding capital stock of Thermadyne Victor Ltda. (formerly known as Equi Solda SA) ("Victor Brazil"), a leading manufacturer of gas cutting apparatus in Brazil. On July 24, the Company acquired substantially all the assets of Mid-America Cryogenics Company ("Mid-America"), which specializes in the design, installation and service of cryogenic equipment and is located in Indianapolis, Indiana. On May 21, the Company acquired substantially all the assets of OCIM Srl ("OCIM"), a manufacturer of a variety of arc welding accessories including metal inert gas ("MIG") and tungsten inert gas ("TIG") torches and consumables, located in Milan, Italy. On February 1, the Company acquired substantially all the assets of Pro-tip, a division of Settles Ground Support, Inc., a producer of low-cost oxygen fuel cutting tips in Cuthbert, Georgia. The aggregate consideration paid for these four acquisitions was approximately $19 million.

     On May 22, 1998, the Company consummated (i) the merger (the "Merger") of Mercury Acquisition Corporation ("Mercury"), a corporation organized by DLJ Merchant Banking Partners II, L.P. ("DLJMB") and affiliated funds and entities (the "DLJMB Funds"), with and into the Company and (ii) the associated recapitalization of the Company (collectively, the "Recapitalization"). The DLJMB Funds acquired approximately 80.6% of the outstanding common stock, par value $0.01 per share ("Common Stock") of the Company pursuant to such transactions.

PRINCIPAL PRODUCTS AND MARKETS

     The Company manufactures a broad range of both gas (oxy-fuel) and arc cutting and welding equipment (including a line of advanced plasma arc cutting systems and oxy-fuel apparatus), accessories and consumables, including repair parts used in the cutting and welding industry. Gas cutting and welding torches burn a mixture of oxygen and fuel gas, typically acetylene. Arc cutting and welding systems are powered by electricity. The major arc cutting and welding systems are plasma, stick and metal inert gas ("MIG"). Arc technology is more sophisticated than gas technology and can be used on more types of metals. In addition, arc equipment produces less distortion in the surrounding metal and it cuts and welds faster, reducing labor costs. However, gas technology is more portable and generally less expensive than arc technology and therefore remains important in many industries.

     The Company conducts its operations through the following subsidiaries:

     Thermal Dynamics -- Plasma Arc Cutting Products. Thermal Dynamics Corporation ("Thermal Dynamics"), located in West Lebanon, New Hampshire and founded in 1957, developed many of the early plasma cutting systems and maintains its position as a leading manufacturer of plasma cutting systems and replacement parts. Thermal Dynamics' product line ranges from a portable 12-amp unit to large 1,000-amp units. Thermal Dynamics' end users are engaged primarily in fabrication and repair of sheet metal and plate products found in fabricated structural steel and nonferrous metals, automotive products, appliances, sheet metal, heating, ventilation and air conditioning ("HVAC"), general fabrication, shipbuilding and general maintenance.

     Advantages of the plasma cutting process over other methods include faster cutting speeds, the ability to cut ferrous and nonferrous alloys and minimum heat distortion on the material being cut. Plasma cutting also permits metal cutting using only compressed air and electricity.

     Tweco -- Electric Arc Products and Arc Gouging Systems. Tweco Products, Inc. ("Tweco"), located in Wichita, Kansas and founded in 1936, manufactures a line of arc welding replacement parts and accessories, including electrode holders, ground clamps, cable connectors, terminal connectors and lugs and cable splicers, and a variety of automatic and semiautomatic welding guns and cable assemblies utilized in the arc welding process. Tweco also manufactures manual stick electrode holders, ground clamps and accessories. Manual stick welding is one of the oldest forms of welding and is used primarily by smaller welding shops which perform general repair, maintenance and fabrication work. Tweco's end users are primarily engaged in the manufacture or repair and maintenance of transportation equipment, including automobiles, trucks, aircraft, trains and ships; the manufacture of a broad range of machinery; and the production of fabricated metal products, including structural metal, hand tools and general hardware.

     Tweco is a leading domestic manufacturer of MIG welding guns. The MIG process is an arc welding process utilized in the fabrication of steel, aluminum, stainless steel and other metal products and structures. In the MIG process, a small diameter consumable electrode wire is continuously fed into the arc. The welding arc area is protected from the atmosphere by a "shielding" gas. The welding guns and cable assemblies manufactured by Tweco carry the continuous wire electrode, welding current and shielding gas to the welding arc. Tweco manufactures a related line of robotic welding accessory products. This accessory line includes, but is not limited to, a robotic torch with patented consumables, a robotic deflection mount, a robotic cleaning station, robotic arms and an anti-splatter misting system.

     Through its Arcair product line, Tweco manufactures equipment and related consumable materials for "gouging," a technique that liquefies metal in a narrow groove and then removes it using compressed air.

     Gouging products are often used in joint preparation prior to a welding process. Numerous other applications exist for these gouging systems, such as removal of defective welds, removal of trim in foundries and repair of track, switches and freight cars in the railroad industry. Tweco also manufactures a line of underwater welding and gouging equipment.

     In addition to gouging products, Tweco produces a patented exothermic cutting system, SLICE(R). This system generates temperatures in excess of 7000 degrees F and can quickly cut through steel, concrete and other materials. SLICE(R) has many applications, including opening clogged steel furnaces and providing rapid entry in fire and rescue operations. Tweco has developed an underwater version of the SLICE(R) cutting system for use in the marine repair and salvage industry.

     Tweco provides a complete line of chemicals used in the welding industry. Chemicals are used for weld cleaning and as agents to reduce splatter adherence on the metal being welded. Chemicals are also used to reduce splatter adherence in welding nozzles in MIG applications.

     Victor -- Oxy-Fuel Gas Products. Victor Equipment Company ("Victor") has plants in Abilene and Denton, Texas and Hermosillo, Sonoro, Mexico, and was founded in 1913. Victor is a leading domestic manufacturer of gas-operated cutting and welding torches and gas and flow pressure regulation equipment. Victor's torches are used to cut ferrous metals and to weld, heat, solder and braze a variety of metals, and its regulation equipment is used to control pressure and flow of most industrial and specialty gases. In addition, Victor manufactures a variety of replacement parts, including welding nozzles and cutting tips of various types and sizes and a line of specialty gas regulators purchased by end users in the process control, electronics and other industries. Victor also manufactures a wide range of medical regulation equipment serving the oxygen therapy market, including home health care and hospitals.

     The torches produced by Victor are commonly referred to as oxy-fuel torches. These torches combine a mixture of oxygen and a fuel gas, typically acetylene, to produce a high-temperature flame. These torches are designed for maximum durability, repairability and performance utilizing patented built-in reverse flow check valves and flash arresters in several models. Victor also manufactures lighter-duty handheld heating, soldering and brazing torches. Pressure regulators, which are basically diaphragm valves, serve a broad range of industrial and specialty gas process control operations.

     The principal uses of the Victor torch are cutting steel in metal fabricating applications such as shipbuilding, construction of oil refineries, power plants and manufacturing facilities, and welding, heating, brazing and cutting in connection with maintenance of machinery, equipment and facilities.

     Victor sells its lighter-duty products to end-user customers principally engaged in the plumbing, refrigeration and heating, ventilation and air conditioning industries. The relative low cost, mobility and ease of use of Victor torches make them suitable for a wide variety of uses.

     Cigweld -- Electric Arc Products, Oxy-Fuel Products, Filler Metals, Gas Control Products and Safety Products. The business now known as Cigweld, located in Melbourne, Australia, and founded in 1922, is the leading Australian manufacturer of gas equipment and welding products.

     Cigweld manufactures arc welding equipment products for both the automatic arc and manual arc welding markets. The Cigweld range of automatic welding equipment includes packages specifically designed for particular market segments. End users of this product range include the rural market and the vehicle repair, metal fabrication, shipbuilding, general maintenance and heavy industries. Manual arc equipment products range from small welders designed for the home handyman to units designed for heavy industry.

     Cigweld manufactures a range of consumable products (filler metals) for manual and automatic arc and gas welding. The range of manual arc electrodes includes over 50 individual electrodes for different applications. Cigweld markets its manual arc electrodes under such brand names as Satincraft, Weldcraft, Ferrocraft(R), Alloycraft(R), Satincrome, Cobalarc(R), Castcraft and Weldall(R).

     For automatic and semiautomatic welding applications, Cigweld manufactures a significant range of solid and flux-cored wires, principally under the Autocraft(R), Verti-Cor, Satin-Cor, Metal-Cor and Cobalarc(R) brand names. For gas welding, Cigweld manufactures and supplies approximately 40 individual types of wires and solders for use in different applications. Cigweld's filler metals are manufactured to standards appropriate for their intended use, with the majority of products approved by agencies such as Lloyd's Register of Shipping, American Bureau of Shipping, De Norske Veritas and U.S. Naval Ships.

     Cigweld manufactures a comprehensive range of equipment for gas welding and cutting and ancillary products such as gas manifolds, gas regulators and flowmeters. Gas welding and cutting equipment is sold in kit form or as individual products. Kits are manufactured for various customer groups and their components include combinations of oxygen and acetylene regulators, blowpipes, cutting attachments, mixers, welding and heating tips, cutting nozzles, roller guides, twin welding hoses, goggles, flint lighters and tip cleaners, combination spanners and cylinder keys. In addition to its kits, Cigweld manufactures and/or distributes a complete range of gas equipment, including a range of blowpipes and attachments, regulators (for oxygen, acetylene, argon and carbon dioxide), flashback arrestors, cutting nozzles, welding and heating tips, hoses and fittings, gas manifolds and accessories.

     Cigweld also manufactures a range of gas control equipment including specialty regulators (for use with different gases, including oxygen, acetylene, liquefied petroleum gas, argon, carbon dioxide, nitrogen, air, helium, hydrogen, carbon monoxide, ethylene, ethane and nitrous oxide), manifold systems, cylinder valves and spares and natural gas regulators. Cigweld's gas control items are primarily sold to gas companies.

     Cigweld manufactures and/or distributes a range of safety products for use in welding and complementary industries. The product range includes welding helmets and accessories, respirators and masks, breathing apparatus, earmuffs and earplugs, safety spectacles, safety goggles and gas welding goggles and faceshields.

     Medical products are also manufactured by Cigweld in its manufacturing plant in Melbourne, Australia. These products are sold through distributors in the Australian market and exported through third-party distributors and related entities. The product range includes regulators, flowmeters, suction units, oxygen therapy and resuscitation and outlet valves for medical gas systems.

     C&G Systems -- Cutting Tables. C&G Systems Inc. ("C&G"), located in Itasca, Illinois, and founded in 1968, manufactures a line of mechanized cutting tables for fabricating sheet metal and metal plate. The machines utilize either oxy-fuel or plasma cutting torches produced by other divisions of the Company. C&G has a wide range of cutting tables from the relatively inexpensive cantilever type used in general fabrication and job shops to the large precision gantry type found in steel service centers and specialty cutting applications. These metal cutting tables can be used in virtually any metal fabrication plant.

     Stoody -- Hardfacing Products. Stoody Company ("Stoody"), located in Bowling Green, Kentucky and with operations founded in 1921, is a recognized world leader in the development and manufacture of hardfacing welding wires, electrodes and rods. While Stoody's primary product line is iron-based welding wires, Stoody also participates in the markets for cobalt-based and nickel-based electrodes, rods and wires, which are essentially protective overlays, deposited on softer base materials by various welding processes. This procedure, referred to as "hardfacing" or "surface treatment," adds a more resistant surface, thereby increasing the component's useful life. Lower initial costs, the ability to treat large parts, and ease and speed of repairs in the field are some of the advantages of hardfacing over solid wear resistant components. A variety of products have been developed for hardfacing applications in industries utilizing earth moving equipment, agricultural tools, crushing components, and steel mill rolls and in virtually all applications where metal is exposed to external wear factors.

     Thermal Arc -- Arc Welders, Plasma Welders and Wire Feeders. In 1997, the inverter and plasma arc welder business of Thermal Dynamics and the welding division of Prestolite Power Corporation ("Arcsys") were combined to form Thermal Arc, Inc. ("Thermal Arc"). The combined operation is located in Troy, Ohio and produces a full line of inverter and transformer-based electric arc welders, plasma welders, engine-driven welders and wire feeders. Thermal Arc products compete in the marketplace for construction, industrial and automated applications, and serve a large and diverse user base.

     The inverter arc welding power machines use high-frequency power transistors to provide welding machines that are extremely portable and power-efficient when compared to conventional welding power sources. Plasma welding dramatically improves productivity for the end user. Additionally, conventional transformer-based machines provide a cost-effective alternative for markets where low cost and simplicity of maintenance are a high priority.

     GenSet -- Engine-Driven Welders and Generators. GenSet S.p.A. ("GenSet"), which was acquired by the Company in January 1997 and is located in Pavia, Italy, commenced operations in 1976 with the production of small generating sets. In 1976, it developed its first engine-driven welder and, in 1977, obtained its first patent for the synchronous alternator designed for welding purposes. It now offers a full range of technologically advanced generators and engine-driven welders that are sold throughout the world.

     These products are used both where main power is not available and for standby power where continuous power supply is a key requirement.

     Tec.Mo -- Plasma and Laser Cutting Replacement Consumables. Tec.Mo located in Bologna, Italy manufactures replacement consumables for both plasma and laser cutting systems. Tec.Mo has a full line of replacement parts for over 20 different manufacturers' products.

     OCIM -- Electric Arc Welding Accessories. OCIM located in Milan, Italy manufactures a complete line of Mig welding torches, Tig torches, and Robotic Mig arc welding torches. In addition to its full line of torches, it manufactures replacement consumable parts for these accessories, as well as a full line of Robotic arc welding accessories.

     Victor Brazil -- Oxy-Fuel Products and Cutting Tables. Thermadyne Victor Ltda. ("Victor Brazil"), with offices and manufacturing facilities located in Rio de Janeiro, Brazil, was acquired by the Company in 1998. Victor Brazil is the leading manufacturer of oxy-fuel products for industrial and medical use and of mechanized cutting tables for shaping and fabricating sheet metal and metal plate in South America.

     Victor Brazil primarily serves the Latin American market. The oxy-fuel product line is very competitive in the region and offers the customer a broad range of gas cutting and welding equipment. Metal fabricators of all sizes, including applications such as shipbuilding, steel construction, machinery manufacturing, pressure vessel producers, and steel mills, use the industrial oxy-fuel products. Hospitals, home care, and doctors' offices use the medical oxy-fuel products.

     The cutting table line of products uses either oxy-fuel or plasma cutting systems produced by Victor Brazil or other divisions of the Company. The line of products is oriented to the needs of the Latin American market. Inexpensive cantilever tables and higher-precision, computer numeric-controlled tables are produced by Victor Brazil. These products are used in all types of metal fabricating plants.

INTERNATIONAL BUSINESS

     The Company had aggregate international sales of approximately $166.4 million, $193.7 million and $198.9 million for the fiscal years ended December 31, 2000, 1999 and 1998, respectively, or approximately 38%, 38% and 38%, respectively, of the Company's net sales in each such period. The Company's international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. See "Quantitative and Qualitative Disclosures About Market Risk." The Company's international sales consist of (a) export sales of Thermadyne products manufactured at domestic manufacturing facilities and, to a limited extent, products manufactured by third parties, sold through overseas field representatives of Thermadyne International Corporation ("Thermadyne International"), a subsidiary of Thermadyne, and (b) sales of Thermadyne products manufactured at domestic and international manufacturing facilities, sold by Thermadyne's foreign subsidiaries. For further information concerning the international operations of the Company, see the notes to the consolidated financial statements of the Company included elsewhere herein.

     Thermadyne International was formed in 1980 to coordinate Thermadyne's efforts to increase international sales and sells cutting and welding products through independent distributors in more than 80 countries. In support of this effort, the Company operates distribution centers in Canada, Australia, Italy, Mexico, Japan, Singapore, Brazil, the Philippines, Malaysia, Indonesia and the United Kingdom and employs salespeople located in 23 additional countries.

COMPETITION

     The Company competes principally with a number of domestic manufacturers of cutting and welding products, the majority of which compete only in limited segments of the overall market. Management believes competition is based primarily on product quality and brand name, breadth and depth of product lines, effectiveness of distribution channels, a knowledgeable sales force capable of solving customer application problems, price and quality of customer service. To date, the Company has experienced little direct foreign competition in its U.S. markets due to the relatively limited size of such markets, the inability of foreign manufacturers to establish effective distribution channels and the relatively non-labor-intensive nature of the cutting and welding product manufacturing process. The Company also competes in certain international markets in which it faces substantial competition from foreign manufacturers of cutting and welding products.

DISTRIBUTION

     The Company's cutting and welding products are distributed through a domestic network of approximately 1,100 independent cutting and welding products distributors with over 2,800 locations that carry one or more of its product lines. Relationships with the distributors are maintained by a separate sales force for each of the Company's principal product lines. In addition, a national accounts group exists to support the sale of all of the Company's product lines to its major distributors. The Company's products are distributed internationally through a direct sales force and independent distributors.

RAW MATERIALS

     The Company has not experienced any difficulties in obtaining raw materials for its operations because its principal raw materials, copper, brass, steel and plastic, are widely available and need not be specially manufactured for use by the Company. Certain of the raw materials used in hardfacing products, such as cobalt and chromium, are available primarily from sources outside the United States, some of which are located in countries that may be subject to economic and political conditions which could affect pricing and disrupt supply. Although the Company has historically been able to obtain adequate supplies of these materials at acceptable prices and has been able to recover the costs of any increases in the price of raw materials in the form of higher unit sales prices, restrictions in supply or significant fluctuations in the prices of cobalt, chromium and other raw materials could adversely affect the Company's business.

     The Company also purchases certain products which it either uses in its manufacturing processes or resells. These products include, but are not limited to, electronic components, circuit boards, semiconductors, motors, engines, pressure gauges, springs, switches, lenses and chemicals. The Company believes its sources of such products are adequate to meet foreseeable demand.

RESEARCH AND DEVELOPMENT

     The Company has research and development groups for each of its product lines that primarily conduct process and product development to meet market needs. As of December 31, 2001, the Company employed approximately 125 persons in its research and development groups, most of whom are engineers.

EMPLOYEES

     As of December 31, 2001, the Company employed 2,932 people, of whom approximately 612 were engaged in sales and marketing activities, 260 were engaged in administrative activities, 1,976 were engaged in manufacturing activities and 84 were engaged in engineering activities. Labor unions represent none of the Company's workforce in the United States and virtually all of the manufacturing employees in its foreign operations. The Company believes that its employee relations are good. The Company has not experienced any significant work stoppages.

PATENTS, LICENSES AND TRADEMARKS

     The Company's products are sold under a variety of trademarks and trade names. The Company owns trademark registrations or has filed trademark applications for all trademarks and has registered all trade names that the Company believes are material to the operation of its businesses. The Company also owns various patents and from time to time acquires licenses from owners of patents to apply such patents to its operations. The Company does not believe any single patent or license is material to the operation of its businesses taken as a whole.

ITEM 2. PROPERTIES.

     The Company operates 17 manufacturing facilities in the United States, Italy, the Philippines, Brazil, Indonesia, Malaysia, Australia and Mexico. All domestic manufacturing facilities, leases and leasehold interests are encumbered by perfected first priority senior priming liens securing the Company's obligations under the DIP Facility and primed liens securing the Debtors' obligations under the Old Credit Facility. The Company considers its plants and equipment to be modern and well-maintained and believes its plants have sufficient capacity to meet future anticipated expansion needs.

     The Company leases and maintains an 18,939-square-foot facility located in St. Louis, Missouri, which houses the executive offices of the Company and its operating subsidiaries, as well as all centralized services.

     The following table describes the location and general character of the Company's principal properties:

SUBSIDIARY/                                           BUILDING SPACE/               PROPERTY
LOCATION OF FACILITY                                NUMBER OF BUILDINGS               SIZE
--------------------                                -------------------             --------
Thermal Dynamics/West Lebanon, New
  Hampshire..............................  187,000 sq. ft                           8.0 acres
                                           5 buildings (office, manufacturing,
                                           sales training)
Tweco/Wichita, Kansas....................  177,655 sq. ft                          21.5 acres
                                           3 buildings (office, manufacturing,
                                           storage space)
Victor/Denton, Texas.....................  222,403 sq. ft                          30.0 acres
                                           4 buildings (office, manufacturing,
                                           storage, sales training center)
Victor/Abilene, Texas....................  123,740 sq. ft                          32.0 acres
                                           1 building (office, manufacturing)
Victor Brazil/Rio de Janeiro, Brazil.....  200,000 sq. ft                           6.0 acres
                                           6 buildings (office, manufacturing,
                                           warehouse)
Thermadyne Canada/Oakville, Ontario,
  Canada.................................  48,710 sq. ft                            8.3 acres
                                           1 building (office, warehouse)
Comweld Malaysia/Selangor Malaysia.......  127,575 sq. ft.                          4.6 acres
                                           1 building (office, manufacturing)
Thermadyne Australia/Melbourne,
  Australia..............................  426,157 sq. ft                           9.8 acres
                                           2 buildings (office, manufacturing,
                                           storage, research)
Comweld Philippines/Cebu, Philippines....  41,380 sq. ft                            1.2 acres
                                           1 building (office, manufacturing)
Cigweld Indonesia/Jakarta, Indonesia.....  52,500 sq. ft                            2.1 acres
                                           1 building (office, manufacturing)
Cigweld Malaysia/Kuala Lumpur,
  Malaysia...............................  56,000 sq. ft                            2.2 acres
                                           1 building (office, manufacturing)
C&G Systems/Itasca, Illinois.............  38,000 sq. ft                            2.0 acres
                                           1 building (office, manufacturing,
                                           future expansion)
Stoody/Bowling Green, Kentucky...........  185,000 sq. ft                          37.0 acres
                                           1 building (office, manufacturing)

SUBSIDIARY/                                           BUILDING SPACE/               PROPERTY
LOCATION OF FACILITY                                NUMBER OF BUILDINGS               SIZE
--------------------                                -------------------             --------
GenSet/Pavia, Italy......................  211,651 sq. ft                           8.0 acres
                                           2 buildings (office, manufacturing,
                                           warehouse)
GenSet/Pavia, Italy......................  44,326 sq. ft.                           2.0 acres
                                           1 building (manufacturing)
OCIM/Milan, Italy........................  24,757 sq. ft                             0.9 acre
                                           2 buildings (office, manufacturing)
Tec.Mo/Bologna, Italy....................  27,276 sq. ft.                            0.6 acre
                                           2 buildings (office, manufacturing)
Thermal Arc/Troy, Ohio...................  120,000 sq. ft                           6.5 acres
                                           1 building (office, manufacturing,
                                           warehouse, sales training)
Victor/Mars, Pennsylvania................  33,314 sq. ft                            5.0 acres
                                           1 building (office, warehouse)
Victor De Mexico and Tweco de Mexico/
  Sonora, Mexico.........................  143,013 sq. ft                           9.9 acres
                                           1 building (office, manufacturing)

     All of the above facilities are leased, except for the facilities located in Melbourne, Cebu, the larger facility in Pavia and Rio de Janeiro, which are owned. The initial lease terms for the facilities located in West Lebanon, New Hampshire, Wichita, Kansas, Denton, Texas, Abilene, Texas and Ontario, Canada will expire in May, 2003. The Company also has additional assembly and warehouse facilities in Canada, the United Kingdom, Italy, Japan, Singapore, Mexico, the Philippines, Indonesia, Brazil and Australia.

     In addition, the Company had subleased 295,000 square feet of its 325,000-square-foot facility in City of Industry, California, which formerly was the manufacturing facility for certain products now manufactured at the Company's Bowling Green, Kentucky facility. On February 20, the Court approved the Company's motion to reject this lease as of February 16.

ITEM 3. LEGAL PROCEEDINGS.

     On November 19, 2001, the Company and substantially all of its domestic subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. For further information see Item 1.
"Business -- Bankruptcy Filing."

     The Company is a party to ordinary litigation incidental to its businesses, including a number of product liability cases seeking substantial damages. The Company maintains insurance against any product liability claims. Coverage for most years has a $500,000 self insured retention with $500,000 of primary insurance per claim. In addition, the Company maintains umbrella policies providing an aggregate of $75,000,000 in coverage for product liability claims. Although it is difficult to predict the outcome of litigation with any certainty, the Company believes the liabilities which might reasonably result from such lawsuits, to the extent not covered by insurance, with the exception of those matters relating to the Debtors' Chapter 11 proceedings, will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, discharge and disposal of certain substances and wastes. The Company is currently not aware of any citations or claims filed against it by any local, state, federal and foreign governmental agencies, which, if successful, would have a material adverse effect on the Company's financial condition or results of operations.

     The Company may be required to incur costs relating to remediation of properties, including properties at which the Company disposes waste, and environmental conditions could lead to claims for personal injury, property damage or damages to natural resources. The Company is aware of environmental conditions at certain properties which it now owns or leases or previously owned or leased which are undergoing remediation. The Company does not believe the cost of such remediation will have a material adverse effect on the Company's business, financial condition or results of operations.

     Certain environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act and the equivalent state laws, provide for strict, joint and several liability for investigation and remediation of spills or other releases of hazardous substances. Such laws may apply to conditions at properties presently or formerly owned or operated by the Company or its subsidiaries or by their predecessors or previously owned business entities, as well as to conditions at properties at which wastes or other contamination attributable to the Company or its subsidiaries or their predecessors or previously owned business entities come to be located. The Company has in the past and may in the future be named a potentially responsible party at off-site disposal sites to which it has sent waste. The Company does not believe the ultimate cost relating to such sites will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the shareholders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Company's Common Stock began trading on The NASDAQ Stock Market ("NASDAQ") on May 17, 1994. On October 15, 1998 the NASDAQ delisted the Common Stock. Following its delisting from NASDAQ, the Common Stock has traded in the over the counter market. The following table shows, for the periods indicated, the high and low sale prices of a share of the Common Stock for the fiscal years 2000 and 2001 as reported by published financial sources.

                                                              CLOSING SALE
                                                                PRICE($)
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
2000
  First Quarter.............................................  21.00   20.00
  Second Quarter............................................  17.00   17.00
  Third Quarter.............................................  18.50    6.00
  Fourth Quarter............................................  10.75    3.56
2001
  First Quarter.............................................   3.56    1.25
  Second Quarter............................................   1.31     .32
  Third Quarter.............................................    .51     .38
  Fourth Quarter............................................    .50     .11

     On March 18, 2002 the last reported bid price for the Common Stock as reported by published financial sources was $.30 per share. As of March 21, 2002 there were approximately 86 holders of record of Common Stock.

     The Company has historically not paid any cash dividends on Common Stock and it does not have any present intention to commence payment of any cash dividends. The Company intends to retain earnings to provide funds for the operation and expansion of the Company's business and to repay outstanding indebtedness. The Company's debt agreements contain certain covenants restricting the payment of dividends on, or repurchases of, Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data for and as of each of the years in the five-year period ended December 31, 2001 set forth below has been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto, in each case included elsewhere herein.

                                                       FISCAL YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1997      1998      1999      2000      2001
                                               -------   -------   -------   -------   -------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
Operating Results Data:
  Net sales..................................  $ 520.4   $ 532.8   $ 521.1   $ 510.1   $ 438.2
  Cost of goods sold.........................    320.0     340.2     342.2     327.5     296.5
  Selling, general and administrative
     expenses................................    110.7     102.6      99.2     102.6      97.1
  Amortization of goodwill...................      1.6       1.5       1.6      19.2       0.4
  Amortization of intangibles................      6.8       2.4       3.0       7.7       1.8
  Net periodic postretirement benefits.......      2.8       2.6       3.2       1.1       1.1
  Special charges............................       --      50.5      21.9      42.4      14.9
                                               -------   -------   -------   -------   -------
  Operating income...........................     78.5      33.0      50.0       9.6      26.4
  Interest expense...........................     45.3      62.2      72.4      81.4      76.4
  Other expense, net.........................      4.6       5.6       3.1       3.1       5.6
  Reorganization items.......................       --        --        --        --      (6.7)
  Net Income (loss)..........................     15.1     (46.2)    (34.3)   (106.6)    (51.5)
  Income (loss) per share applicable to
     common shares:
     Basic...................................     1.36     (7.95)   (11.68)   (32.04)   (16.78)
     Diluted.................................     1.33     (7.95)   (11.68)   (32.04)   (16.78)
Consolidated Balance Sheet Data:
  Working capital(2).........................  $  88.5   $ 121.2   $ 121.3   $  83.4   $ 137.4
  Total assets...............................    354.5     420.2     400.4     317.9     310.4
  Total debt(1)..............................    358.1     710.7     729.4     753.9     808.7
  Total shareholders' deficit................   (162.8)   (496.3)   (534.1)   (658.4)   (725.1)
Consolidated Cash Flow Data:
  Net cash provided by (used in) operating
     activities..............................  $  15.0   $ (50.3)  $  53.9   $  (4.9)  $   6.4
  Net cash provided by (used in) investing
     activities..............................     36.8     (39.5)    (17.1)    (16.5)    (16.1)
  Net cash provided by (used in) financing
     activities..............................    (51.7)     89.7     (24.8)     18.5      14.2
Other Data:
  Adjusted EBITDA(3).........................  $  99.0   $  91.5   $  89.1   $  64.2   $  45.5
  Depreciation...............................     12.5      15.1      18.9      15.3      17.1
  Capital expenditures.......................     16.3      17.5      10.2      18.7      15.3

---------------

(1) Amount for 2001 includes approximately $776.0 million classified as "liabilities subject to compromise" on the accompanying consolidated balance sheets.

(2) Amount for 2001 excludes liabilities subject to compromise.

(3) "Adjusted EBITDA" is defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain. Adjusted EBITDA is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under the DIP Facility. The Company believes Adjusted EBITDA is a useful supplement to net income (loss) and other consolidated statement of operations data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BANKRUPTCY FILING

     Thermadyne, through its subsidiaries, is engaged in the design, manufacture and distribution of cutting and welding products and accessories. Since 1994, the Company has embarked on a strategy designed to focus its business exclusively on the cutting and welding industry and enhance the Company's market position within that industry.

     On November 19, 2001, the Company and substantially all of its domestic subsidiaries, including Thermadyne LLC and Thermadyne Capital, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri. The filing resulted from insufficient liquidity, and was determined to be the most efficient and favorable alternative to restructure the Company's balance sheet. Since 1998, the Company's operating results have been negatively impacted by a weak industrial economy in the U.S. as well as difficult economic conditions in most of its foreign markets. The deterioration of operating results and liquidity made it increasingly difficult for the Company to meet all of its debt service obligations. Prior to filing Chapter 11, the Company failed to make the semi-annual interest payments on the Subordinated Notes, which were due on May 1 and November 1, 2001, and totaled approximately $4.0 million. In addition, the Company failed to make an interest payment in the amount of $10.2 million related to the Senior Subordinated Notes, which was due on June 1, 2001. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage the business as a debtor-in-possession subject to the supervision of the Court. The Company has a $60 million debtor-in-possession credit facility in place (see Liquidity and Capital Resources.)

     As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures, and the Junior Notes, and ceased accruing dividends on its redeemable preferred stock. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the year ended December 31, 2001, was $20.4 million, $4.0 million, $16.7 million and $4.7 million, respectively. Interest recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes was $18.7 million, $3.7 million, $15.2 million and $4.3 million, respectively. Contractual dividends for the redeemable preferred stock were $9.5 million for the year ended December 31, 2001, which compares to recorded dividends of $8.7 million. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on the Old Credit Facility. This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $80.3 million for the year ended December 31, 2001, which was $4.0 million in excess of reported interest.

     Pursuant to the provisions of the Bankruptcy Code, substantially all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims against the Debtors may be filed with the Court through April 19, 2002. As debtor-in-possession, the Debtors have the right, subject to Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

     The Company is currently developing a Plan of Reorganization through, among other things, discussions with the official creditor's committee appointed in the Chapter 11 proceedings and the lenders. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to significantly strengthen the Company's financial position.

     Management expects that a Plan of Reorganization will be completed and ready to file with the Court during the second calendar quarter of 2002. Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Court, or that such plan will be consummated. The Company has moved the Court to extend the period during which the Debtors may file a Plan of Reorganization through July 1, 2002. On April 2, 2001, the Court will consider the Company's motion for such extension. There can be no assurance that the Court will grant such extension. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Debtors, would have the right to propose alternative plans of reorganization.

     Although the Chapter 11 filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

     The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 case. Under Chapter 11, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being paid in the Chapter 11 proceedings at less (and possibly substantially less) than 100 percent of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements, and are included in the line "liabilities subject to compromise" on the consolidated balance sheet. Additionally, the interests of existing preferred and common shareholders could be substantially diluted or even eliminated.

OVERVIEW

     The following is a discussion and analysis of the consolidated financial statements of the Company. The Company conducts its operations through its wholly owned subsidiary Thermadyne LLC. The accompanying consolidated financial statements for the Company and Thermadyne LLC are substantially the same except for certain debt and equity securities issued by the Company, and therefore, a separate discussion of Thermadyne LLC is not presented.

     Included in the following discussions are comparisons of Adjusted EBITDA which is defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain. Adjusted EBITDA is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles.) Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under the DIP Facility. The Company believes Adjusted EBITDA is a useful supplement to net income (loss) and other consolidated statement of operations data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

RESULTS OF OPERATIONS

     The following description of results of operations is presented for the fiscal years ended December 31, 1999, 2000 and 2001. The results of operations of the Company include the operations of Tecmo, Soltec, Unique and Maxweld & Braze from their respective dates of acquisition.

  2001 COMPARED TO 2000

  Net Sales

     Net sales for the year ended December 31, 2001 were $438.2 million, which is a decrease of 14.1% compared to 2000 sales of $510.1 million. Domestic sales declined 14.1% from $316.5 million for the year ended December 31, 2000 to $271.8 million for 2001. The weak industrial economy in the U.S. was the primary reason for this decrease. International sales for the year ended December 31, 2001 were $166.4 million, also a 14.1% decrease, compared to sales of $193.7 million for the twelve months ended December 31, 2000. The decline in international sales was seen in all major geographic areas and was primarily the result of generally weak economic conditions. Also contributing to the decline in international sales was a strengthening U.S. dollar as local currency sales translated to lower amounts compared to last year.

  Costs and Expenses

     Cost of goods sold as a percentage of sales increased from 64.2% for 2000 to 67.7% for 2001. The decline in sales volume was the primary reason for this increase as the Company has been unable to reduce fixed costs commensurate with the drop in sales.

     Selling, general and administrative expenses were $97.1 million for the twelve months ended December 31, 2001 compared to $102.6 million for 2000, a decrease of 5.3%. The majority of this decrease results from the Company's efforts to reduce costs. Selling, general and administrative expenses as a percentage of sales were 22.2% for 2001 compared to 20.1% for the year ended December 31, 2000. The increase in this percentage results primarily from the decline in sales as certain costs are fixed and do not fluctuate with sales.

     Special charges incurred during the year ended December 31, 2001, were $14.9 million and were comprised primarily of $7.0 million related to business reengineering initiatives, $3.2 million related to an information technology transformation project, and $2.4 million to logistics initiatives. The remainder resulted mostly from the relocation of production to Mexico.

     Reorganization items in 2001, include $4.8 million of professional fees and expenses, a benefit of $12.2 million resulting from the Court's approval of a Company motion to reject a non-cancelable lease obligation on a substantially idle facility, and $0.7 million of other reorganization costs.

     Amortization expense for the twelve months ended December 31, 2001, was $2.2 million compared to $26.9 million for the year ended December 31, 2000, which included impairment losses of $23.4 million related to goodwill and other intangible assets associated with the Company's Australian business.

     Interest expense recorded for the year ended December 31, 2001, was $76.4 million compared to $81.4 million for 2000. This decline in interest from last year was primarily the result of lower interest rates in the U.S. as the Company incurred $3.8 million less interest on its variable rate debt in spite of the average outstanding balance increasing $36.9 million from $291.3 million for 2000 to $328.2 million for 2001. The Company ceased accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures, and the Junior Notes effective December 1, 2001, which also contributed to the decline in the interest costs. Contractual interest for 2001, was $80.3 million.

     An income tax provision of $2.7 million was recorded on a pretax loss of $48.8 million for the year ended December 31, 2001. The 2001 income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses, the disallowance of foreign losses, and an increase in the valuation allowance for deferred tax assets. An income tax provision of $31.9 million was recorded on a pretax loss of $74.8 million for the year ended December 31, 2000. The 2000 income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses, the disallowance of foreign losses, and an increase in the valuation allowance for deferred tax assets.

  Adjusted EBITDA

     Adjusted EBITDA for the year ended December 31, 2001 was $45.5 million compared to $64.2 million for 2000, a decrease of 29.1%.

  2000 COMPARED TO 1999

  Net Sales

     Net sales for the year ended December 31, 2000 were $510.1 million, which is a decrease of 2.1% compared to 1999 sales of $521.1 million. Domestic sales ended the year at $316.4 million versus $322.2 million for 1999, a decrease of 1.8%. The decline in domestic sales is attributable to generally weak conditions in the industrial sector of the economy. International sales for the year ended December 31, 2000 were $193.7 million, which is a decrease of 2.8% from 1999 sales of $198.9 million. The decline in international sales results from Australia and Asia, which collectively are down from 1999 by 28.2%. Australia was hampered throughout 2000 by a weak industrial economy, unfavorable exchange rates and competitive pressures from imported products. The Asian business declined sharply over the latter part of 2000 as the U.S. economy began slowing down. The declines in Asia and Australia were substantially offset by increases in other regions of the world most notably a 22.0% increase in Latin America and an almost 6% increase in Canada.

  Costs and Expenses

     Cost of goods sold as a percentage of sales declined from 65.7% for the year ended December 31, 1999 to 64.2% for 2000. This improvement resulted from ongoing cost reduction initiatives and improved factory efficiencies.

     Selling, general and administrative expenses were $102.6 million for the twelve months ended December 31, 2000 compared to $99.2 million for 1999, an increase of 3.3%. The majority of this increase related to increased spending on selling and marketing activities. As a percentage of sales selling, general and administrative expenses were 20.1% and 19.0% for the years ended December 31, 2000 and 1999, respectively.

     Special charges of $42.5 million were incurred during the year ended December 31, 2000 and are comprised primarily of $19.4 million of costs related to the relocation of production to Mexico and Asia, $11.0 million resulting from the Company's reorganization of its domestic gas management business, $5.0 million related to changes in senior management, and $4.7 million related to an information technology and business process reengineering project the Company initiated in the third quarter of 2000. Special charges of $21.9 million were recorded during 1999 and related mostly to the reorganization of the Company's Australian and Asian operations, the consolidation of two domestic facilities and detachable warrants issued in conjunction with the junior subordinated notes.

     Amortization expense for the year ended December 31, 2000 was $26.9 million compared to $4.6 million for 1999. The increase results from the Company's decision to write-off goodwill and other intangibles related to its Australian business after an assessment of estimated future cash flows of this business indicated the recoverability of these assets was doubtful. Prolonged weak economic conditions were the primary reasons for this write-off.

     Interest expense was $81.4 million for 2000 compared to $72.4 million for the year ended December 31, 1999. Higher interest rates resulted in an increase of $2.7 million in expense related to the Company's floating rate U.S. bank debt in spite of a $21.9 million decrease in the average outstanding principal balance in 2000 compared to 1999. Also, the Debentures and Junior Notes continue to accrete and have combined interest of $19.0 million, an increase of $5.9 million over the $13.1 million of expense incurred in 1999.

     An income tax provision of $31.9 million was recorded on a pretax loss of $74.8 million for the year ended December 31, 2000. The 2000 income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses, the disallowance of foreign losses, and an increase in the valuation allowance for deferred tax assets. An income tax provision of $8.8 million was recorded on a pre-tax loss of $25.5 million for the year ended December 31, 1999. The 1999 income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to the issuance of warrants for the purchase of the Company's common stock, the disallowance of foreign losses, and an increase in the valuation allowance for deferred tax assets.

  Adjusted EBITDA

     Adjusted EBITDA for the year ended December 31, 2000 was $64.2 million compared to $89.1 million for 1999, a decrease of 27.9%.

  Recent Accounting Pronouncements

     In June, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company will apply SFAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to increase operating income by approximately $0.5 million in 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS
142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company does not believe these tests will have a material effect on its results of operations or its financial position.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital and Cash Flows. Operating activities provided $6.4 million of cash during the year ended December 31, 2001, compared to cash used of $4.9 million in 2000. This increase resulted primarily from a net decrease of $25.4 million in net operating assets compared to a net increase of $2.2 million in 2000, a positive difference of $27.6 million. Inventory provided cash of $10.8 million in 2001, compared to cash used of $16.3 million in 2000. The difference in inventory is the result of the build up in stock in 2000 as the Company prepared to move production to Mexico together with lower inventory levels required because of the decrease in demand during 2001. Prepaid assets have used $9.4 million in 2001, compared to cash provided of $1.1 million in 2000. The increase in prepaid assets is a direct result of the Chapter 11 filing as many of the Company's key suppliers will only ship product on cash-in-advance terms. Accrued liabilities used $0.2 million of cash during the year ended December 31, 2001, after providing cash of $8.4 million during the twelve months ended December 31, 2000. Included in 2000, was an accrual of approximately $4.2 million for severance related to the relocation of production to Mexico and $5.0 million for severance accrued for changes in senior management. Accrued interest provided $22.7 million during 2001, which resulted primarily from the non-payment of the interest due on June 1 and December 1, 2001, for the Senior Subordinated Notes totaling $20.4 million together with the non-payment of the interest due on May 1 and November 1, 2001, for the Subordinated Notes totaling $4.0 million. The increase in cash provided from net operating assets was partially offset by net loss, which after adjusting for non-cash items was $19.1 million for the year ended December 31, 2001, compared to $2.7 million for the year ended December 31, 2000. Investing activities used $16.1 million of cash during 2001, which compares to $16.5 million used in 2000. Capital expenditures were $15.3 million in 2001, which is $3.4 million less than last year. Also included in 2000 investing activities was $7.0 million of proceeds from the sale of land and buildings in Australia, and $3.8 million used for acquisitions. Financing activities provided $14.2 million of cash during 2001, which is $4.2 million less than they provided in 2000. Contributing to the difference was the Company's accounts receivable securitization program, which as a result of the Chapter 11 filing, began liquidating and was fully funded by December 31, 2001, using $21.0 million of cash. This use of cash compares to cash provided of the same amount last year as the program was initiated in January 2000. Partially offsetting the effect of the securitization program was a net increase in long-term borrowings of $28.7 million during 2001 compared to 2000.

     Capital Expenditures. The Company had $15.3 million of capital expenditures in 2001. The Company's DIP Facility contains restrictions on the Company's ability to make capital expenditures. Based on present estimates, management believes the amount of capital expenditures permitted to be made under the DIP Facility will be adequate to maintain the properties and businesses of the Company's operations.

     Liquidity. The Company's principal uses of cash will be debt service requirements under the DIP Facility and the Old Credit Facility, capital expenditures, and working capital. The Company expects that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the DIP Facility.

     The DIP Facility provides for total borrowings of $60 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of December 31, 2001, the Company's eligible accounts receivable, inventories and fixed assets supported access to $58.0 million of the DIP Facility. Interest on the DIP Facility accrues at the administrative agent's adjusted base rate plus 2.25% in the case of alternate base rates loans, and at an adjusted London Interbank Offered Rate ("LIBOR") plus 3.5% in the case of LIBOR loans. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain) and other customary provisions. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or November 21, 2002. At December 31, 2001, the Company had borrowed approximately $8.7 million and issued $0.1 million of letters of credit under the DIP Facility, resulting in availability of approximately $49.2 million.

     The Old Credit Facility bears interest, at Thermadyne LLC's option, at the administrative agent's alternative base rate or at the reserve-adjusted LIBOR plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.50% for revolving and Term A loans, (y) 1.75% for Term B loans and (z) 2.00% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.75% for revolving and Term A loans, (y) 3.00% for Term B loans and (z) 3.25% for Term C loans. At December 31, 2001, the Company had outstanding $77.7 million in Term A loans, $108.6 million in Term B loans, $108.6 million in Term C loans, and $58.5 million of loans under the revolver. In addition, there were $8.1 million of letters of credit outstanding under the Old Credit Facility. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on the Old Credit Facility. This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. As a result of the Chapter 11 filing and other ongoing covenant violations, the Company has no borrowing availability under the Old Credit Facility.

     At December 31, 2001, the Company had outstanding $207.0 million of Senior Subordinated Notes, $37.1 million of Subordinated Notes, $145.1 million of Debentures and $33.4 million of Junior Notes. On

December 1, 2001, the Company ceased accruing interest on all of these obligations. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed Plan of Reorganization.

     The Company anticipates its operating cash flow, together with borrowings under the DIP Facility, will be sufficient to meet its anticipated future operating expenses and capital expenditures and the debt service requirements of the DIP Facility and Old Credit Facility, as allowed by the Court, as they become due. However, the Company's ability to generate sufficient cash flow to meet its operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control.

MARKET RISK AND RISK MANAGEMENT POLICIES

     The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company is also exposed to changes in interest rates from its long-term debt arrangements. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for further discussion.

EFFECT OF INFLATION; SEASONALITY

     Inflation has not been a material factor affecting the Company's business. In recent years, the cost of electronic components has remained relatively stable due to competitive pressures within the industry, which has enabled the Company to contain its service costs. The Company's general operating expenses, such as salaries, employee benefits, and facilities costs, are subject to normal inflationary pressures.

     The operations of the Company are generally not subject to seasonal fluctuations.

CRITICAL ACCOUNTING POLICIES

  Inventories

     Inventories are the Company's most significant asset, representing 29% of total assets. They are valued at the lower of cost or market, with the domestic subsidiaries using the last in, first-out (LIFO) method, which represents 57.7% of consolidated inventories, and the foreign subsidiaries using the first-in, first-out (FIFO) method, which represents 42.3% of consolidated inventories.

     The Company continually applies its judgment in valuing its inventories by assessing the net realizable value of its inventories based on current selling prices. Should the Company not achieve its expectations of the net realizable value of this inventory, potential future losses may occur.

  Income Taxes

     The Company provides taxes for the effects of timing differences between financial and tax reporting. These differences relate primarily to net operating loss carryforwards, fixed assets, deferred interest, and post-employment benefits.

     The Company does not provide deferred taxes on the accumulated unremitted earnings of its foreign subsidiaries as its intention is to reinvest these earnings indefinitely. However, upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

  Contingencies

     On November 19, 2001, the Company and substantially all of its domestic subsidiaries, including Thermadyne LLC and Thermadyne Capital, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 bankruptcy filing introduces numerous uncertainties which may affect the Company's business, results of operations, and prospects. Further information about the financial impact of the Chapter 11 filing is set forth in Item 1 of the Form 10-K and in the notes to the consolidated financial statements.

     The Company is the defendant in several claims and lawsuits arising in the normal course of business. The Company does not believe any of these proceedings will have a material adverse effect on its consolidated financial position. It is possible, however, future results of operations for any particular quarter or annual period could be materially affected by changes in assumptions related to these proceedings. The Company accrues its best estimate of the cost of resolution of these claims in accordance with SFAS No. 5. Legal defense costs of such claims are recognized in the period in which they are incurred.

     The Company is periodically audited by domestic and foreign tax authorities regarding the amount of taxes due. In evaluating issues raised in such audits, reserves are provided for exposures as appropriate. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the effective tax rate in a given financial statement period may be materially impacted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     A substantial portion of the Company's operations consist of manufacturing and sales activities in foreign regions, particularly Europe, Australia/Asia, Canada and South America. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's exposure to foreign currency transactions is partially mitigated by having manufacturing locations in Australia, Italy, Indonesia, Malaysia, the Philippines, Mexico and Brazil as well as in the United States. A substantial portion of the product manufactured in most of these regions is sold locally and denominated in the local currency. A significant amount of the export sales from the U.S. are denominated in U.S. dollars which further limits the Company's exposure to changes in the exchange rates. The Company is most susceptible to a strengthening U.S. dollar and the negative effect when local currency financial statements are translated into U.S. dollars, the Company's reporting currency.

     The Company does not believe its exposure to transaction gains or losses resulting from changes in foreign currency exchange rates is material to its financial results. As a result, the Company does not actively try to manage its exposure through foreign currency forward or option contracts.

     The Company is also exposed to changes in interest rates primarily from its long-term financial arrangements which are predominantly denominated in U.S. dollars. At December 31, 2001, the Company had approximately $342.3 million of variable rate U.S. debt. The Company limited its exposure to variations in the interest rate by entering into an interest rate swap arrangement effective January 1, 1999, with respect to approximately $61.5 million of this debt. At December 31, 2001, the Company also had approximately $13.3 million and $6.5 million of variable rate debt denominated in Australian dollars and euros, respectively. A hypothetical 100 basis point increase in the Company's variable borrowing rates would result in an increase in interest expense of approximately $2.9 million for the year ended December 31, 2001.

     The Debtors' Chapter 11 bankruptcy filings also introduces numerous uncertainties, which may affect the Company's business, results of operations, and prospects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1 hereof and are included at pages F-2 to F-60 thereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concerning the current directors and executive officers of the Company. Each officer of the Company serves in the same capacity for Thermadyne LLC and Thermadyne Capital.

NAME                                     AGE                        POSITION(S)
----                                     ---                        -----------
Karl R. Wyss...........................  61    Director of the Company, Thermadyne LLC and Thermadyne
                                                 Capital, Chairman of the Board and Chief Executive
                                                 Officer
James H. Tate..........................  54    Director of the Company, Thermadyne LLC and Thermadyne
                                                 Capital, Senior Vice President and Chief Financial
                                                 Officer, and Office of the Chairman
Harold A. Poling.......................  76    Director of the Company
Kirk B. Wortman........................  39    Director of the Company
Michael E. Mahoney.....................  52    Executive Vice President and Office of the Chairman
Robert D. Maddox.......................  42    Vice President and Corporate Controller
Osvaldo Ricci..........................  46    Vice President of Logistics

     Mr. Wyss has been a Director of the Company since April 2000 and was elected Chairman of the Board and Acting Chief Executive Officer of the Company in June 2000. He became Chief Executive Officer of the Company on January 12, 2001. Prior to joining the Company, Mr. Wyss was the Managing Director and Operating Partner with DLJ's Merchant Banking Group since 1993. Before his position at DLJ, he was Chairman and Chief Executive Officer of Lear Siegler Inc. Mr. Wyss currently serves on the board of directors of Brand Services, Inc., Localiza Rent A Car S.A., Manufacturers Services Limited and ComVault, Inc.

     Mr. Tate has been a Director of the Company since October 1995 and was appointed to the Office of the Chairman in June 2000. He was elected Senior Vice President and Chief Financial Officer of the Company in February 1995, having previously served as Vice President of the Company and Vice President and Chief Financial Officer of the Company's subsidiaries since April 1993. Prior to joining the Company, Mr. Tate was employed by the accounting firm of Ernst & Young LLP for 18 years, the last six of which he was a partner. Mr. Tate currently serves on the board of directors of Rowe International, Inc. and Joy Global, Inc.

     Mr. Poling has been a Director of the Company since May 1998. Mr. Poling retired as Chairman of the Board and Chief Executive Officer of Ford Motor Company on January 1, 1994, a position he held since 1990. Mr. Poling is a director of Flint Ink Corporation and a member of the DLJ Executive Advisory Board. Mr. Poling is a director of the Monmouth (Ill.) College Senate and a member of the Dean's Advisory Council for the Indiana University School of Business. He was national chairman of Indiana University's Annual Fund campaigns from 1986 to 1988.

     Mr. Wortman has been a Director of the Company since October 2001. Mr. Wortman is the President of Riverside Capital Partners, LLC a private equity investment firm. For the five years prior to joining Riverside Capital Partners Mr. Wortman was a senior member of DLJ Merchant Banking.

     Mr. Mahoney was appointed to the Office of the Chairman in June 2000 and currently serves as the Executive Vice President for Tweco, Thermal Arc, Stoody, and European Operations. He previously served as the Executive Vice President of Thermal Dynamics, C&G, and the entire International Sales and Marketing group. Prior to joining Thermadyne in 1989, Mr. Mahoney spent ten years with Hobart Brothers and six years with British Oxygen Company.

     Mr. Maddox was elected Vice President and Corporate Controller of the Company in April 1996. Prior to that time, Mr. Maddox served as Vice President and Controller of the Company's operating subsidiaries from April 1995 to April 1996 and Controller from May 1992 to April 1995. Prior to joining the Company, Mr. Maddox was a senior audit manager with the accounting firm of Ernst & Young LLP.

     Mr. Ricci has been the Vice President of Logistics since May 2001. Prior to joining the Company, he held the position of Senior Vice President Supply Chain for S&S Worldwide. He has over 24 years of experience in key executive Supply Chain positions in logistics and manufacturing within the consumer goods, apparel, and furniture industries. More recently he held the position of Vice President Distribution for Ames Department Stores and Director of Operations for the Starter Corporation. He worked and lived in Montreal, Quebec prior to 1990.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth information in respect of the compensation of the Chief Executive Officer, each of the other four most highly compensated executive officers of the Company, the former Chief Executive Officer of the Company and two other former executive officers (collectively, the "Named Executive Officers") for services in all capacities to the Company and its subsidiaries for the years ended December 31, 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM
                                                                          COMPENSATION
                                                                             AWARDS
                                                                          ------------
                                                   ANNUAL COMPENSATION     SECURITIES     ALL OTHER
                                                   --------------------    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITIONS(S)             YEAR   SALARY($)   BONUS($)    OPTIONS(#)       ($)(1)
-------------------------------             ----   ---------   --------   ------------   ------------
Karl R. Wyss(2)...........................  2001    900,000         --           --         50,428
  Chairman of the Board and                 2000    526,151         --           --         17,994
  Chief Executive Officer                   1999        N/A        N/A          N/A            N/A
James H. Tate.............................  2001    326,500         --           --         12,362
  Director, Senior Vice President, Chief    2000    326,500         --           --         14,111
  Financial Officer, and Office of the      1999    316,962     58,313           --         19,590
     Chairman
Michael E. Mahoney........................  2001    283,500         --           --         11,679
  Executive Vice President and              2000    283,500     13,808           --         12,545
  Office of the Chairman                    1999        N/A        N/A          N/A            N/A
Robert D. Maddox..........................  2001    178,500         --           --          5,938
  Vice President and Controller             2000    178,500         --           --          6,639
                                            1999    173,269     23,375           --          6,955
Osvaldo Ricci.............................  2001    174,038         --           --          5,364
  Vice President                            2000        N/A        N/A          N/A            N/A
  Logistics                                 1999        N/A        N/A          N/A            N/A

---------------

(1) All other compensation includes group life insurance premiums paid by the Company and contributions made on behalf of the Named Executive Officers to the Company's 401(k) retirement and profit sharing plan. The amounts of insurance premiums paid and 401(k) contributions made (respectively) on behalf of the Named Executive Officers for 2000 are as follows: Mr. Wyss, $6,732 and $43,696; Mr. Tate, $2,567 and $9,795; Mr. Mahoney, $2,760 and
    $8,919; Mr. Maddox, $583 and $5,355; Mr. Ricci, $391 and $4,973.

(2) Mr. Wyss has served as Chairman of the Board since June 1, 2000 and Chief Executive Officer since January 11, 2001.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information related to stock options granted to the Named Executive Officers in 2001. The Company did not grant stock options to any other Named Executive Officers in 2001.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                               INDIVIDUAL GRANTS
                                 ---------------------------------------------
                                   NUMBER OF       PERCENT OF
                                  SECURITIES      TOTAL OPTIONS                               GRANT DATE
                                  UNDERLYING       GRANTED TO      EXERCISE OR                 PRESENT
                                    OPTIONS       EMPLOYEES IN     BASE PRICE    EXPIRATION     VALUE
NAME                             GRANTED(#)(1)   FISCAL YEAR (%)     ($/SH)         DATE        ($)(2)
----                             -------------   ---------------   -----------   ----------   ----------
Karl Wyss......................     200,000            87%            $4.00      7/18/2011      $ .24
Osvaldo Ricci..................      30,000            13%            $4.00      1/13/2011      $3.39

---------------

(1) The options to purchase Common Stock were granted under the Thermadyne Holdings Corporation Management Incentive Plan (the "Management Incentive Plan") and vest 20% ratably over five years. For a more complete description of the Management Incentive Plan, see "-- Employment
    Arrangements -- Management Incentive Plan." All options become exercisable upon a change of control.

(2) The grant date present value of each option grant was determined using a variation of the Black-Scholes option pricing model. The estimated values presented are based on the following assumptions made as of the time of grant: an expected dividend yield of 0%; an expected option term of 10 years; volatility of 0.83; and a risk-free rate of 5.2%. The actual value, if any, that the Named Executive Officer would realize from the exercise of the options is the excess of the fair market value of the Common Stock on the date of exercise over the exercise price. See "-- Fiscal Year-End Option Values."

     The following table provides information related to the number and value of options held by the Named Executive Officers at the end of 2001. On December 20, 2001, the last day on which the Common Stock was traded during 2001, the closing sale price of Common Stock was $.35.

                         FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF SECURITIES
                                                      UNDERLYING                 VALUE OF UNEXERCISED
                                                UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS
                                                   FISCAL YEAR-END                AT FISCAL YEAR-END
                                             ----------------------------    ----------------------------
                                             EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
NAME                                             (#)             (#)             ($)             ($)
----                                         -----------    -------------    -----------    -------------
Karl R. Wyss...............................    19,446          180,554             --              --
James H. Tate..............................    17,574           34,112             --              --
Michael E. Mahoney.........................    13,519           26,240             --              --
Robert D. Maddox...........................     3,605            6,999             --              --
Osvaldo Ricci..............................     3,000           27,000             --              --

     All options currently outstanding were granted under the Management Incentive Plan. For a discussion of the Management Incentive Plan, see "Employment Arrangements -- Management Incentive Plan."

EMPLOYMENT ARRANGEMENTS

     Employment and Severance Agreements. The Company has entered into employment agreements with Messrs. Wyss, Tate, Mahoney, Maddox, and Ricci.

     The employment agreement with Mr. Wyss had an original termination date of January 13, 2003. The agreement was amended on May 3, 2001, to provide a termination date of January 13, 2004; however the agreement automatically extends on each January 13 so a new three-year term begins upon each extension (unless the agreement is earlier terminated by its terms).

     Mr. Wyss is entitled to an annual base salary (subject to increase at the Board of Director's discretion) of $900,000. Mr. Wyss is eligible to participate in an annual bonus plan providing for an annual bonus opportunity of 100% of his salary. He is also eligible for a special bonus of $7,425,000 if the value of the DLJMB ownership exceeds $165,000,000. In addition, Mr. Wyss is eligible for a sale bonus equal to 1% of the amount the value of the Company exceeds $808,100,000 as of the date the DLJMB entities fully dispose of their investment in the Company.

     The employment agreements with Messrs. Tate, Mahoney and Maddox have an original termination date of May 22, 1999; however, such agreements automatically renew for an additional year on each May 22 beginning in 2000 so that a new three-year term begins upon each extension (unless the agreements are earlier terminated as provided therein).

     Messrs. Tate, Mahoney and Maddox are entitled to annual base salaries (subject to increase at the Board of Directors' discretion) of $326,500, $283,500 and $178,500, respectively. In addition, Messrs. Tate, Mahoney and Maddox are eligible to participate in an annual bonus plan providing for an annual bonus opportunity of not less than 75%, 70% and 55%, respectively, of such executive's base salary. Each executive is also entitled to such benefits as are customarily provided to the executives of the Company and its subsidiaries. All three executives are required to devote all of their business time and attention to the business of the Company and its subsidiaries.

     The employment agreement with Mr. Ricci has no automatic termination date and was signed on May 21, 2001. Mr. Ricci was paid a signing bonus of $50,000. It continues until terminated in accordance with its terms. Mr. Ricci is entitled to an annual base salary of $215,000. In addition, he is eligible to participate in an annual bonus plan providing for an annual bonus opportunity of 50% of his base pay. For 2001, the employment agreement provides a guaranteed bonus of $40,000.

     Each employment agreement with Messrs. Wyss, Tate, Mahoney and Maddox provides that if the executive's employment ceases as a result of disability or death, the executive or the executive's estate, heirs or beneficiaries, as the case may be, will continue to receive the executive's then current salary for 24 months from the date of the executive's disability or death. Mr. Ricci's agreement provides for 18 months salary continuation in the event of his death or disability. If the executive's employment is terminated by the Company for Cause (as defined in each employment agreement) or voluntarily by the executive for any reason other than death or disability or upon a constructive termination (as defined in each employment agreement) the executive will not be entitled to receive compensation or any accrued benefits after the date of termination. If any of Messrs. Wyss, Tate, Mahoney or Maddox are terminated by the Company without Cause or is terminated by the executive upon a constructive termination, the executive will continue to receive his then current salary and other benefits provided by the agreement during the unexpired term of the agreement. However, if the key employee retention program proposed to the Court by the Company is approved an executive terminated without Cause or by constructive termination would continue to receive his then current salary and other benefits provided by the agreement for 24 months. If Mr. Ricci is terminated without Cause or upon constructive termination, he will continue to receive his then current salary and other benefits for 12 months or for 24 months if he is constructively terminated.

     Management Incentive Plan. The Management Incentive Plan provides for the granting of options to acquire up to 500,000 shares of Common Stock to certain officers and employees of the Company. All options are non-qualified stock options granted at no less than 100% of the fair market value on the grant date. In fiscal 2001, options to purchase approximately 23,000 shares of Common Stock were granted under the Management Incentive Plan to certain officers and employees of the Company at an exercise price of $4.00 per share. Pursuant to the terms of the Management Incentive Plan, options granted to certain members of senior management provide for both a "Time Vesting Option" and a "Cliff Vesting Option." Under the Time Vesting Option, the option vests and is exercisable with respect to 20% of the shares subject to the option on the day it was granted. Then, on each of the first five anniversaries from the date the Time Vesting Option was granted, an additional 16% of the shares subject to the option vest and become exercisable as long as the option recipient is still employed by the Company or its subsidiaries.

     With respect to the grants to Messrs. Tate, Mahoney and Maddox, the Cliff Vesting Option becomes vested and exercisable with respect to 20% of the shares on the thirtieth day after the availability of the audited financial statements for each of the fiscal years ended December 31, 1998 through December 31, 2002, provided that the option recipient is still employed by the Company or its subsidiaries on such date of determination and further provided that the targeted implied common equity value of the Company was met for such fiscal year. If the targeted implied common equity value of the Company is not attained for any fiscal year ending on or before December 31, 2002, the Cliff Vesting Option will be treated as vested and exercisable if the target is attained for any subsequent year as long as the option recipient is still employed by the Company or its subsidiaries on such date of determination. If, after eight years from receipt of the Cliff Vesting Option, all shares subject to such option have not vested, such shares shall become fully vested and exercisable as long as the option recipient is still employed by the Company or its subsidiaries on such date.

     With respect to Mr. Wyss, the Cliff Vesting Option becomes vested and exercisable with respect to 33% of the shares on the thirtieth day after the availability of the audited financial statements for each of the three fiscal years of the Company ended December 31, 2001, provided that the Company EBITDA is at least equal to target EBITDA for such fiscal year, and provided Mr. Wyss is still employed by the Company or its subsidiaries on such Cliff Vesting Date. If the target EBITDA for any of the first two fiscal years referred to above is not attained, the portion of the Cliff Vesting Option that would otherwise have vested for such fiscal year shall be treated as vested and exercisable as of the Cliff Vesting Date for any subsequent fiscal year ending on or before December 31, 2003 for which the target EBITDA for such subsequent year is attained, provided Mr. Wyss is employed by the Company or a Subsidiary on such Cliff Vesting Date. Alternatively, upon the occurrence of a liquidation event, provided the DLJ IRR, defined below, is at least 25% and provided Mr. Wyss is in the employ of the Company or a subsidiary as of such liquidation event, the Cliff Vesting Option shall become vested and exercisable with respect to that portion of the shares subject thereto as to which the Option has not yet vested. DLF IRR means the annual discount rate which, when applied to (i) all initial investments as of May 22, 1998, by the DLJ Entities in shares of common and preferred stock of the Company, as well as all investments by the DLJ Entities during 1999 in shares of preferred stock of the Company, and (ii) all amounts realized by the DLJ Entities with respect to such shares, causes the net present value of such investments and amounts realized to equal zero.

     If, after eight years from receipt of the Cliff Vesting Option, all shares subject to such option have not vested, such shares shall become fully vested and exercisable as long as Mr. Wyss is still employed by the Company or its subsidiaries on such date.

     With respect to Mr. Ricci, the Cliff Vesting Option becomes vested and exercisable with respect to 33% of the shares on the thirtieth day after the availability of the audited financial statements for each of the three fiscal years of the Company ended December 31, 2001, provided that the Company EBITDA is at least equal to target EBITDA for such fiscal year, and provided Mr. Ricci is still employed by the Company or its subsidiaries on such Cliff Vesting Date. If the target EBITDA for any of the first two fiscal years referred to above is not attained, the portion of the Cliff Vesting Option that would otherwise have vested for such fiscal year shall be treated as vested and exercisable as of the Cliff Vesting Date for any subsequent fiscal year ending on or before December 31, 2003 for which the target EBITDA for such subsequent year is attained, provided Mr. Ricci is employed by the Company or a subsidiary on such Cliff Vesting Date. Alternatively, upon the occurrence of a liquidation event, provided the DLJ IRR, defined below, is at least 25% and provided Mr. Ricci is in the employ of the Company or a subsidiary as of such liquidation event, the Cliff Vesting Option shall become vested and exercisable with respect to that portion of the shares subject thereto as to which the Option has not yet vested. DLF IRR means the annual discount rate which, when applied to (i) all initial investments as of May 22, 1998, by the DLJ Entities in shares of common and preferred stock of the Company, as well as all investments by the DLJ Entities during 1999 in shares of preferred stock of the Company, and (ii) all amounts realized by the DLJ Entities with respect to such shares, causes the net present value of such investments and amounts realized to equal zero.

     If, after eight years from receipt of the Cliff Vesting Option, all shares subject to such option have not vested, such shares shall become fully vested and exercisable as long as Mr. Ricci is still employed by the Company or its subsidiaries on such date.

     The following table sets forth the number of shares of Common Stock issuable upon the exercise of options granted to each Named Executive Officer under the Management Incentive Plan.

                    MANAGEMENT INCENTIVE PLAN OPTION GRANTS

NAME                                                        TIME VESTING SHARES   CLIFF VESTING SHARES
----                                                        -------------------   --------------------
Karl R. Wyss..............................................        100,000               100,000
James H. Tate.............................................         25,843                25,843
Michael E. Mahoney........................................         19,880                19,875
Robert D. Maddox..........................................          5,302                 5,301
Osvaldo Ricci.............................................         15,000                15,000

     Other Compensation Arrangements. In connection with the Company's Chapter 11 proceeding, the Company has proposed to the Court a Key Employee Retention Program (the "Program"). The Court is expected to rule on this proposal in April of 2002. The Program, which the Company's board of directors has approved, has five components.

     The first component provides for an assumption of ten employment contracts that existed on the date the Chapter 11 was commenced. The ten employment contracts are with the following employees (the "Key Employees"): Karl R. Wyss, Chairman and Chief Executive Officer; James H. Tate, Senior Vice President and Chief Financial Officer; John Boisvert, Executive Vice President of Thermal Dynamics; James Delaney, Executive Vice President of Victor Equipment Company and Latin America; Dennis Klanjscek, Executive Vice President of Cigweld and Australia, Robert Maddox, Vice President and Controller, Michael E. Mahoney, Executive Vice President of Tweco, Thermal Arc, Stoody and Europe, Douglas Muzzey, Vice President Information Technology; and Patricia S. Williams, Vice President General Counsel and Corporate Secretary.

     The second component would pay each of the ten Key Employees an amount equal to 100% of his or her base pay in three equal installments (the "Stay Incentive") as follows: 1/3 payable on May 31, 2002; 1/3 payable on the effective date of a Plan of Reorganization (the "Effective Date"); and 1/3 payable six months after the Effective Date. Each Key Employee must be employed by the Company on the date each payment is due, and must not have voluntarily terminated (except for good reason) or have been terminated for Cause. If the Key Employee is terminated without Cause, or constructively terminated, or if the Company is sold to a third party, the entire amount of the Stay Incentive would be paid. The Stay Incentive is not offset by any other severance owed to the Key Employee, except, however, Karl R. Wyss's Stay Incentive would offset severance if the Effective Date occurs prior to March 1, 2003, and his employment is terminated prior to the Effective Date or if the Effective Date occurs after March 1, 2003 and the CEO is not retained by the reorganized company after the Effective Date.

     The third component of the Program establishes a management incentive program for approximately 175 employees. This program replaces the Company's previous annual bonus program. Each business unit is assigned a Free Cash Flow ("FCF") target defined as EBITDAR(1) plus/minus changes in working capital less capital expenditures. Each eligible employee is assigned a target bonus (ranging from 5% to 100%) and to one or more business units, depending on their areas of responsibility. If FCF is at or below 80%, no incentives are paid. The business unit would pay 5% of each participant's target bonus for each 1% above 80% FCF up to 100% FCF. The business unit would pay 2% of each participant's target bonus for each 1% above 100% FCF up to 125% FCF.

     The fourth component of the Program provides authorization for the CEO to pay up to $750,000 in bonuses to employees other than the Key Employees as needed for retention and motivation.

     The fifth component asks the Court to recognize balances held by the Key Employees in the Company's excess 401(k) account as administrative expenses of the estate.

---------------

(1) Earnings before interest, taxes, depreciation, amortization and restructuring charges.

     The Company estimates the total cost of the Program will be $3,554,600 (which represents payments under the Stay Incentive and CEO discretionary bonus pool).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee of the Board of Directors served as an officer or employee of the Company or any of its subsidiaries during 2001.

COMPENSATION OF DIRECTORS

     Compensation Arrangements. Other than Messrs. Wyss and Tate, each Director of the Company is entitled to receive a $25,000 annual fee. Additionally, certain non-employee Directors (as described in the Thermadyne Holdings Corporation 1998 Non-Employee Directors Stock Option Plan (the "Directors Plan")), are eligible to receive options under the Directors Plan. The Directors Plan provides that certain non-employee Directors shall receive options to purchase 3,000 shares of Common Stock upon becoming a Director and options to purchase 500 shares of Common Stock each year thereafter. All options are non-qualified stock options granted at 100% of the fair market value on the grant date. During 2001, the Board of Directors awarded Mr. Poling options to purchase 500 shares of Common Stock at $4.00 per share pursuant to the Directors Plan. Directors also are reimbursed for all reasonable travel and other expenses of attending meetings of the Board of Directors or committees of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 2, 2002, certain information regarding the ownership of Common Stock (i) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) by each Director of the Company, (iii) by each Named Executive Officer and (iv) by all current Directors and executive officers of the Company as a group. Other than as set forth below, no Director, or executive officer of the Company is the beneficial owner of any shares of Common Stock. The Company believes that, unless otherwise noted, each person shown in the following table has sole voting and sole investment power with respect to the shares indicated.

                                                              BENEFICIAL OWNERSHIP OF
                                                                   COMMON STOCK
                                                              -----------------------
NAME OF                                                         NUMBER     PERCENT OF
BENEFICIAL OWNER                                              OF SHARES    CLASS (1)
----------------                                              ----------   ----------
Credit Suisse First Boston and related investors(2).........   3,399,089      82.5%
Magten Asset Management Corp. ..............................     267,339       7.4%
  35 East 21st Street
  New York, NY 10010(3)
Karl R. Wyss(4).............................................      30,558         *
James H. Tate(5)............................................      36,200         *
Harold A. Poling(6).........................................       4,500         *
Michael E. Mahoney(7).......................................      27,648         *
Robert D. Maddox(8).........................................      13,822         *
Kirk B. Wortman.............................................          --         *
Osvaldo Ricci(9)............................................       3,000         *
All Directors and executive officers as a group (7
  persons)(10)..............................................     115,728       3.2%

---------------

  *  Represents less than 1%.

 (1) Based on 3,590,286 shares of Common Stock outstanding and calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

 (2) Consists of shares held directly by Credit Suisse First Boston ("CSFB") and the following investors related to CSFB: DLJ Offshore Partners II, C.V. ("Offshore"), a Netherlands Antilles limited partnership, DLJ Diversified Partners, L.P. ("Diversified"), a Delaware limited partnership, DLJ MB

     Funding II, Inc. ("Funding"), a Delaware corporation, DLJ Merchant Banking Partners II-A, L.P. ("DLJMBPIIA"), a Delaware limited partnership, DLJ Diversified Partners-A, L.P. ("Diversified A"), a Delaware limited partnership, DLJ Millennium Partners, L.P. ("Millennium"), a Delaware limited partnership, DLJ Millennium Partners-A, L.P. ("Millennium A"), a Delaware limited partnership, DLJ EAB Partners, L.P. ("EAB"), a Delaware limited partnership, UK Investment Plan 1997 Partners ("UK Partners"), a Delaware partnership, DLJ First ESC L.P. ("DLJ First ESC"), a Delaware limited partnership, and DLJ ESC II, L.P. ("DLJ ESC II"), a Delaware limited partnership. CSFB, Offshore, Diversified, Funding, DLJMBPIIA, Diversified A, Millennium, Millennium A, EAB, UK Partners, DLJ First ESC and DLJ ESC II are herein referred to as the "DLJ Funds." The address of each of CSFB, Diversified, Funding, DLJMBPIIA, Diversified A, Millennium, Millennium A, EAB, DLJ First ESC and DLJ ESC II is 277 Park Avenue, New York, New York 10172. The address of Offshore is John B. Gorsiraweg, 14 Willemstad, Curacao, Netherlands Antilles. The address of UK Partners is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067. Includes 436,965 shares of Common Stock issuable upon exercise of warrants that are currently exercisable.

 (3) The following information is based on a Schedule 13D, dated July 25, 1996, as amended on September 25, 1996, on February 12, 1998, on March 9, 1998, and on June 10, 1998, filed with the Securities and Exchange Commission (the "Commission") by Magten Asset Management Corp. ("Magten"), an investment adviser registered under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). Magten has (i) shared voting power over 227,897 of the shares and no voting power over 39,442 of the shares and (ii) shared investment power over all 267,339 shares.

 (4) Includes 30,558 shares of Common Stock issuable to Mr. Wyss upon the exercise of vested stock options or stock options that will vest in 60 days.

 (5) Includes 21,708 shares of Common Stock issuable to Mr. Tate upon the exercise of vested stock options or stock options that will vest within 60 days.

 (6) Includes 4,500 shares of Common Stock issued to Mr. Poling upon the exercise of vested stock options or stock options that will vest within 60 days.

 (7) Includes 16,700 shares of Common Stock issuable to Mr. Mahoney upon the exercise of vested stock options or stock options that will vest within 60 days.

 (8) Includes 4,454 shares of Common Stock issuable to Mr. Maddox upon the exercise of vested stock options or stock options that will vest within 60 days.

 (9) Consists of 3,000 shares of Common Stock issuable to Mr. Ricci upon the exercise of vested stock options.

(10) Includes 80,920 shares of Common Stock issuable upon the exercise of vested stock options or stock options that will vest within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On December 22, 1999, the DLJ Funds purchased, for an aggregate purchase price of $25,000,000, pursuant to a Subscription Agreement ("Subscription Agreement") among the Company, Thermadyne LLC and the DLJ Funds dated December 22, 1999, $25,000,000 in principal amount of the Junior Subordinated Notes and warrants to purchase 436,965 shares ("Warrants"). Each Warrant is exercisable at a price of $0.01 per Warrant Share (as defined below), subject to adjustment. The investment of additional capital in the Company and the Subsidiary was used for general corporate purposes.

     The Company, the Subsidiary and the DLJ Funds have entered into a Registration Rights Agreement which grants the holders of 50% or more of the Notes or Warrants the right to demand the Company or the Subsidiary, as the case may be, to effect a registration of the Notes or Warrants under the Securities Act of 1933, as amended (the "Act"). The Company is obliged to effect one demand registration for the Warrants and the Subsidiary is obliged to effect up to two demand registrations for the Notes. If any Warrants are included in a demand registration, the Company must prepare a shelf registration statement under Rule 415 of the Act permitting the resale of Warrants and the shares issuable upon exercise of the Warrants ("Warrant Shares") and must use its best efforts to cause the warrant shelf registration statement to be declared effective within 90 days of the time such demand registration is effected. The Company must keep the warrant shelf registration statement effective until the earlier of (i) two years following the date as of which no Warrants remain outstanding and (ii) if all of the Warrants expire unexercised, December 15, 2009.

     The Company's registration obligations in respect of the Warrants shall expire on the earlier of (i) the date on which each Warrant or Warrant Share has been disposed of in accordance with a warrant registration statement or when such Warrant Share is issued upon exercise of a Warrant in accordance with a registration statement and (ii) the date on which each Warrant or Warrant Share is distributed to the public pursuant to Rule 144 under the Act. The Subsidiary's registration obligations in respect of the Notes shall expire on the earlier of (i) the date on which each Note has been disposed in accordance with a note registration statement and (ii) the date on which each Note is distributed to the public pursuant to Rule 144 under the Act.

     The Registration Rights Agreement also grants "piggy-back" rights to the DLJ Funds to participate in certain registration statements filed by Thermadyne in respect of any equity securities of the Company. The Registration Rights Agreement also contains a "lock-up" provision pursuant to which the DLJ Funds may be restricted from transferring Notes or Warrants in public sales during an underwriter's public offering of Notes or Warrants.

     Pursuant to a letter agreement dated January 16, 1998 (the "Engagement Letter"), DLJMB engaged DLJSC to act as DLJMB's exclusive financial advisor for a period of five years (the "Engagement Period") with respect to the review and analysis of financial and structural alternatives available to the Company. The Company has since assumed DLJMB's obligations under the Engagement Letter.

     As compensation for the services to be provided by DLJSC under the Engagement Letter, DLJSC is entitled to receive an annual advisory fee of $300,000, payable quarterly in equal installments of $75,000. DLJSC is also entitled to reimbursement for all of its out-of-pocket expenses incurred in connection with its engagement.

     During the Engagement Period, DLJSC is also entitled to act as the Company's exclusive financial advisor, sole placement agent, sole initial purchaser, sole managing underwriter or sole dealer-manager, as the case may be, with respect to any Transaction (as hereinafter defined) the Company determines to pursue. The term "Transaction" includes the following: (i) the sale, merger, consolidation or any other business combination, in one or a series of transactions, involving any portion of the business, securities or assets of the Company; (ii) the acquisition (and any related matters such as financings, divestitures, etc.) in one or a series of transactions, of all or a portion of the business, securities or assets of another entity or person; (iii) any recapitalization, refinancing, repurchase or restructuring of the Company's equity or debt securities or indebtedness or any amendments or modifications to the Company's debt securities or indentures whether or not in connection therewith, involving, by or on behalf of the Company, an offer to purchase or exchange for cash, property, securities, indebtedness or other consideration, or a solicitation of consents, waivers of authorizations with respect thereto; (iv) any spin-off, split-off or other extraordinary dividend of cash, securities or other assets to stockholders of the Company; or (v) any sale of securities of the Company effected pursuant to a private sale or an underwritten public offering.

     The Company has agreed to indemnify and hold harmless DLJSC and its affiliates, and the respective directors, officers, agents and employees of DLJSC and its affiliates (each, an "Indemnified Person") from and against any losses, claims, damages, judgments, assessments, costs and other liabilities and will reimburse such Indemnified Persons for all fees and expenses (including the reasonable fees and expenses of counsel) as they are incurred in investigating, preparing, pursuing or defending any claim, action, proceeding or investigation arising out of or in connection with advice or services rendered or to be rendered by an Indemnified Person pursuant to the Engagement Letter, the transactions contemplated by the Engagement Letter or any Indemnified Person's action or inaction in connection with any such advice, services or transactions, other than liabilities or expenses that are determined by a judgment of a court of competent jurisdiction to have resulted solely from such Indemnified Person's gross negligence or willful misconduct.

     The Engagement Letter makes available the resources of DLJSC concerning a variety of financial and operational matters. The services that have been and will continue to be provided by DLJSC could not otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. In the opinion of management, the fees provided for under the Engagement Letter reasonably reflect the benefits received and to be received by the Company.

     The Company has entered into the Investors' Agreement with the DLJMB Funds and the senior executive officers of the Company. The Investors' Agreement, among other things, contains provisions regarding the composition of the Board of Directors of the Company, grants the parties thereto certain registration rights and contains provisions requiring the senior executive officers parties thereto to sell their shares of Common Stock in connection with certain sales of the Common Stock by the DLJMB Funds and granting the senior executive officers parties thereto the right to include a portion of their shares of Common Stock in certain sales of the Common Stock by the DLJMB Funds.

     In 1998, Messrs. Tate, Mahoney, and Maddox received secured, non-recourse loans from the Company in the amount of $367,606, $277,708 and $237,630, respectively, to purchase shares of the Company. The current principal balances of the loans are $388,523, $293,510 and $251,151, respectively. The loans bear interest at the rate of 5.69% per annum and are due in full on May 22, 2006. Upon the termination of a participant's employment with the Company, other than, as a result of the participant's death, the Company may accelerate any outstanding loan.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT SCHEDULES

     Report of Independent Auditors is included at page S-1 hereof.

     Schedule II -- Valuation and Qualifying Accounts is included at page S-2 hereof.

     All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORTS ON FORM 8-K

     On November 29, 2001, the Company filed a Current Report on Form 8-K reporting that the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Court.

EXHIBITS

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
          2.1            -- Agreement Plan of Merger, dated as of January 20, 1998, between Thermadyne Holdings Corporation and Mercury
                            Acquisition Corporation.(2)
          2.2            -- Amendment No. 1 to Agreement and Plan of Merger between
                            Thermadyne Holdings Corporation and Mercury Acquisition
                            Corporation.(3)
          2.3            -- Certificate of Merger of Mercury Acquisition Corporation
                            with and into Thermadyne Holdings Corporation.(3)
          3.1            -- Certificate of Incorporation of Thermadyne Holdings
                            Corporation (included in Exhibit 2.4).
          3.2            -- Bylaws of Thermadyne Holdings Corporation.(3)
          3.3            -- Certificate of Incorporation of Thermadyne Capital
                            Corp.(4)
          3.4            -- Bylaws of Thermadyne Capital Corp.(4)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
          3.5            -- Limited Liability Company agreement of Thermadyne Mfg.
                            LLC.(4)
          4.1            -- Indenture, dated as of May 22, 1998, between Mercury
                            Acquisition Corporation and IBJ Schroder Bank & Trust
                            Company, as Trustee.(3)
          4.2            -- First Supplemental Indenture, dated as of May 22, 1998, between Thermadyne Holdings Corporation and IBJ Schroder
                            Bank & Trust Company, as Trustee.(3)
          4.3            -- Form of 12 1/2% Senior Discount Debentures.(3)
          4.4            -- A/B Exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Mercury Acquisition Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.5            -- Amendment to Registration Rights Agreement dated May 22,
                            1998, among Thermadyne Holdings Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.6            -- Indenture, dated as of February 1, 1994, between
                            Thermadyne Holdings Corporation and Chemical Bank, as
                            Trustee, with respect to $179,321,000 principal amount of
                            the Senior Subordinated Notes due November 1, 2003.(1)
          4.7            -- Form of Senior Subordinated Note (included in Exhibit
                            4.3).(1)
          4.8            -- Indenture, dated May 22, 1998, among Thermadyne Mfg. LLC,
                            Thermadyne Capital Corp., the guarantors named therein
                            and State Street Bank and Trust Company, as Trustee.(3)
          4.9            -- Form of 9 7/8% Senior Subordinated Notes.(3)
          4.10           -- A/B exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Thermadyne Mfg. LLC, Thermadyne
                            Capital Corp., the guarantors named therein and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.11           -- Subscription agreement dated December 22, 1999, among
                            Thermadyne Mfg. LLC, Thermadyne Holdings Corporation, and
                            the buyers named therein.(9)
          4.12           -- Registration Rights Agreement dated December 22, 1999,
                            among Thermadyne Mfg. LLC, Thermadyne Holdings
                            Corporation, and the buyers named therein.(9)
          4.13           -- Form of indenture relating to Junior Subordinated
                            Notes.(9)
          4.14           -- Form of Warrants (included in Exhibit 4.11).(9)
          4.15           -- Form of Junior Subordinated Notes (included in Exhibit
                            4.11).(9)
          4.16           -- Third Amendment and Forbearance Agreement dated as of May
                            24, 2001 by and among Thermadyne Holdings Corporation,
                            and certain of its subsidiaries, the Lenders party
                            thereto and ABN AMRO Bank, N.V., as agent for the
                            Lenders, as supplemented by that certain letter agreement
                            dated as of July 24, 2001, but effective as of July 31,
                            2001 by and among Thermadyne Holdings Corporation,
                            certain of its subsidiaries and ABN AMRO Bank, N.V., as
                            agent for the Lenders.
         10.1            -- Omnibus Agreement, dated as of June 3, 1988, among Palco
                            Acquisition Company (now Thermadyne Holdings Corporation)
                            and its subsidiaries and National Warehouse Investment
                            Company.(5)
         10.2            -- Escrow Agreement, dated as of August 11, 1988, among
                            National Warehouse Investment Company, Palco Acquisition
                            Company (now Thermadyne Holdings Corporation) and Title
                            Guaranty Escrow Services, Inc.(5)
         10.3            -- Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between National Warehouse
                            Investment Company and Tweco Products, Inc., as amended
                            by First Amendment to Amended and Restated Industrial
                            Real Property Lease dated as of January 20, 1989.(5)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
         10.4            -- Schedule of substantially identical lease agreements.(5)
         10.5            -- Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now
                            Thermadyne Holdings Corporation) for the benefit of
                            National Warehouse Investment Company.(5)
         10.6            -- Schedule of substantially identical lease guaranties.(5)
         10.7            -- Lease Agreement, dated as of October 10, 1990, between
                            Stoody Deloro Stellite and Bowling Green-Warren County
                            Industrial Park Authority, Inc.(5)
         10.8            -- Lease Agreement, dated as of February 15, 1985, as
                            amended, between Stoody Deloro Stellite, Inc. and
                            Corporate Property Associates 6.(5)
         10.9            -- Purchase Agreement, dated as of August 2, 1994, between
                            Coyne Cylinder Company and BA Credit Corporation.(6)
         10.10           -- Sublease Agreement, dated as of April 7, 1994, between
                            Stoody Deloro Stellite, Inc., and Swat, Inc.(6)
         10.11           -- Share Sale Agreement dated as of November 18, 1995, among certain scheduled persons and companies, Rosny Pty
                            Limited, Byron Holdings Limited, Thermadyne Holdings
                            Corporation, and Thermadyne Australia Pty Limited
                            relating to the sale of the Cigweld Business.(7)
         10.12           -- Rights Agreement dated as of May 1, 1997, between
                            Thermadyne Holdings Corporation and BankBoston, N.A., as
                            Rights Agent.(8)
         10.13           -- First Amendment to Rights Agreement, dated January 20,
                            1998, between Thermadyne Holdings Corporation and
                            BankBoston, N.A.(2)
         10.14+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Randall E.
                            Curran.(3)
         10.15+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and James H.
                            Tate.(3)
         10.16+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Stephanie N.
                            Josephson.(3)
         10.17+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Thomas C.
                            Drury.(3)
         10.18+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Robert D.
                            Maddox.(3)
         10.19+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Randall E. Curran.(3)
         10.20+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and James H. Tate.(3)
         10.21+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Stephanie N. Josephson.(3)
         10.22+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Thomas C. Drury.(3)
         10.23+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Robert D. Maddox.(3)
         10.24+          -- Thermadyne Holdings Corporation Management Incentive
                            Plan.(3)
         10.25+          -- Thermadyne Holdings Corporation Direct Investment
                            Plan.(3)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
         10.26           -- Investors' Agreement dated as of May 22, 1998, between
                            Thermadyne Holdings Corporation, the DLJ Entities (as
                            defined therein) and the Management Stockholders (as
                            defined therein).(3)
         10.27           -- Credit Agreement dated as of May 22, 1998, between
                            Thermadyne Mfg. LLC, Comweld Group Pty. Ltd., GenSet
                            S.P.A. and Thermadyne Welding Products Canada Limited, as
                            Borrowers, Various Financial Institutions, as Lenders,
                            DLJ Capital Funding, Inc., as Syndication Agent, Societe
                            Generale, as Documentation Agent, and ABN Amro Bank N.V.,
                            as Administrative Agent.(3)
         10.28           -- First Amendment to Credit Agreement, dated as of November
                            10, 1999, among Thermadyne Mfg. LLC., Comweld Group Pty.
                            Ltd., GenSet S.P.A. and Thermadyne Welding Products
                            Canada Limited, as Borrowers, Various Financial
                            Institutions, as Lenders, DLJ Capital Funding, Inc., as
                            Syndication Agent, Societe Generale, as Documentation
                            Agent, and ABN Amro Bank N.V., as Administrative
                            Agent.(9)
         10.29           -- Letter Agreement dated as of January 16, 1998, between
                            Donaldson, Lufkin & Jenrette Securities Corporation and
                            DLJ Merchant Banking II, Inc.(3)
         10.30           -- Assignment and Assumption Agreement dated as of May 22,
                            1998, between DLJ Merchant Banking II, Inc. and
                            Thermadyne Holdings Corporation.(3)
         10.31           -- Receivables Participation Agreement, dated as of January
                            31, 2000, between Thermadyne Receivables, Inc. as the
                            Transferor, and Bankers Trust Company, as Trustee.(10)
         10.32+          -- Executive, Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Michael E.
                            Mahoney.(10)
         10.33+          -- Executive Employment Agreement dated July 10, 2001,
                            between Thermadyne Holdings Corporation and Douglas W.
                            Muzzey.(11)
         10.34+          -- Executive Employment Agreement dated May 21, 2001,
                            between Thermadyne Holdings Corporation and Osvaldo
                            Ricci.(11)
         10.35+          -- Executive Employment Agreement dated January 13, 2001,
                            between Thermadyne Holdings Corporation and Karl R.
                            Wyss.(11)
         10.36           -- Revolving Credit and Guaranty Agreement dated as of
                            November 26, 2001, among Thermadyne Mfg. LLC., as the
                            Borrower, Thermadyne Holdings Corporation, Thermadyne
                            Capital Corp., Thermadyne Industries, Inc., Victor
                            Equipment Company, Thermadyne International Corp.,
                            Thermadyne Cylinder Co., Thermal Dynamics Corp., C&G
                            Systems Holding, Inc., MECO Holding Co., Tweco Products,
                            Inc., Tag Realty, Inc., Victor-Coyne International, Inc.,
                            Victor Gas Systems, Inc., Stoody Company, Thermal Arc,
                            Inc., C&G Systems, Inc., Marison Cylinder Company,
                            Wichita Warehouse Corp., Coyne Natural Gas Systems, Inc.,
                            Modern Engineering Company, Inc., as the U.S. Guarantors
                            and ABN AMRO Bank N.V. as the Agent.*

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
         10.37           -- First Amendment to Credit and Guaranty Agreement dated as of January 3, 2002 among Thermadyne Mfg. LLC., Thermadyne
                            Holdings Corporation, Thermadyne Capital Corp.,
                            Thermadyne Industries, Inc., Victor Equipment Company,
                            Thermadyne International Corp., Thermadyne Cylinder Co.,
                            Thermal Dynamics Corp., C&G Systems Holding, Inc., MECO
                            Holding Co., Tweco Products, Inc., Tag Realty, Inc.,
                            Victor-Coyne International, Inc., Victor Gas Systems,
                            Inc., Stoody Company, Thermal Arc, Inc., C&G Systems,
                            Inc., Marison Cylinder Company, Wichita Warehouse Corp.,
                            Coyne Natural Gas Systems, Inc., Modern Engineering
                            Company, Inc., as the U.S. Guarantors and ABN AMRO Bank
                            N.V. as the Agent.*
         21.1            -- Subsidiaries of Thermadyne Holdings Corporation.*
         23.1            -- Consent of Independent Auditors.*

---------------

  +  Indicates a management contract or compensatory plan or arrangement.

  *  Filed herewith.

 (1) Incorporated by reference to the Company's Registration Statement on Form 10 (File No. 0-23378) filed under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on February 7, 1994.

 (2) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 21, 1998.

 (3) Incorporated by reference to the Company's Registration Statement on Form S-1, (File No. 333-57455) filed on June 23, 1998.

 (4) Incorporated by reference to Thermadyne LLC and Thermadyne Capital's Registration Statement on Form S-1, (File No. 333-57457) filed on June 23, 1998.

 (5) Incorporated by reference to the Company's Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act, on April 28, 1994.

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 (7) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 18, 1996.

 (8) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on May 12, 1997.

 (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,2001.

                        THERMADYNE HOLDINGS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Thermadyne Holdings Corporation
  Report of Independent Auditors............................   F-2
  Consolidated Balance Sheets at December 31, 2001 and
     2000...................................................   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................   F-4
  Consolidated Statements of Shareholders' Deficit for the
     years ended December 31, 2001, 2000 and 1999...........   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................   F-6
  Notes to Consolidated Financial Statements................   F-7
Thermadyne Mfg. LLC
  Report of Independent Auditors............................  F-31
  Consolidated Balance Sheets at December 31, 2001 and
     2000...................................................  F-32
  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................  F-33
  Consolidated Statements of Shareholder's Deficit for the
     years ended December 31, 2001, 2000 and 1999...........  F-34
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................  F-35
  Notes to Consolidated Financial Statements................  F-36

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Holdings Corporation

     We have audited the accompanying consolidated balance sheets of Thermadyne Holdings Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Holdings Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that Thermadyne Holdings Corporation will continue as a going concern. As more fully described in Note 2 to the financial statements, on November 19, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Eastern District of Missouri. The filing was necessary due to events of default on the Company's debt covenants. In addition, the Company has incurred recurring net losses applicable to common shares and has a shareholder deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                            /s/ ERNST & YOUNG LLP

St. Louis, Missouri
February 28, 2002

                        THERMADYNE HOLDINGS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                 2001           2000
                                                               ---------      ---------
Current assets:
  Cash and cash equivalents.................................   $  14,800      $  10,362
  Accounts receivable, less allowance for doubtful accounts
     of $3,376 and $3,509, respectively.....................      75,816         67,011
  Inventories...............................................      89,748        112,451
  Prepaid expenses and other................................      14,600          4,597
                                                               ---------      ---------
          Total current assets..............................     194,964        194,421
Property, plant and equipment, at cost, net.................      81,012         84,725
Deferred financing costs, net...............................      13,825         18,238
Intangibles, at cost, net...................................      13,422         14,206
Deferred income taxes.......................................         248            792
Other assets................................................       6,922          5,563
                                                               ---------      ---------
          Total assets......................................   $ 310,393      $ 317,945
                                                               =========      =========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..........................................   $  19,520      $  43,268
  Accrued and other liabilities.............................      25,410         35,290
  Accrued interest..........................................         471          2,646
  Income taxes payable......................................         508         10,119
  Current maturities of long-term obligations...............      11,606         19,737
                                                               ---------      ---------
          Total current liabilities.........................      57,515        111,060
Liabilities subject to compromise...........................     834,478             --
Long-term obligations, less current maturities..............      21,084        734,184
Other long-term liabilities.................................      43,868         61,244
Redeemable preferred stock (paid in kind), $0.01 par value,
  15,000,000 shares authorized and 2,000,000 shares
  outstanding...............................................      78,509         69,814
Shareholders' deficit:
  Common stock, $0.01 par value, 30,000,000 shares
     authorized, and 3,590,286 shares issued and
     outstanding............................................          36             36
  Additional paid-in capital................................    (128,523)      (119,828)
  Accumulated deficit.......................................    (553,008)      (501,467)
  Management loans..........................................      (1,344)        (1,503)
  Accumulated other comprehensive loss......................     (42,222)       (35,595)
                                                               ---------      ---------
          Total shareholders' deficit.......................    (725,061)      (658,357)
                                                               ---------      ---------
          Total liabilities and shareholders' deficit.......   $ 310,393      $ 317,945
                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2001            2000            1999
                                                        ------------    ------------    ------------
Net sales.............................................    $438,224       $ 510,146        $521,115
Operating expenses:
  Cost of goods sold..................................     296,538         327,480         342,250
  Selling, general and administrative expenses........      97,152         102,578          99,151
  Amortization of goodwill............................         371          19,176           1,575
  Amortization of intangibles.........................       1,804           7,707           3,047
  Net periodic postretirement benefits................       1,125           1,121           3,200
  Special charges.....................................      14,855          42,456          21,886
                                                          --------       ---------        --------
  Operating income....................................      26,379           9,628          50,006
Other income (expense):
  Interest expense (contractual interest expense of
     $80,332 in 2001).................................     (76,360)        (81,358)        (72,439)
  Amortization of deferred financing costs............      (4,360)         (3,314)         (3,590)
  Other, net..........................................      (1,226)            251             531
                                                          --------       ---------        --------
Loss before reorganization items and income tax
  provision...........................................     (55,567)        (74,793)        (25,492)
Reorganization items..................................      (6,723)             --              --
                                                          --------       ---------        --------
Loss before income tax provision......................     (48,844)        (74,793)        (25,492)
Income tax provision..................................       2,697          31,855           8,807
                                                          --------       ---------        --------
Net loss..............................................     (51,541)       (106,648)        (34,299)
Preferred stock dividends (paid in kind)..............       8,695           8,384           7,377
                                                          --------       ---------        --------
Net loss applicable to common shares..................    $(60,236)      $(115,032)       $(41,676)
                                                          ========       =========        ========
Basic and diluted loss per share amounts:
  Net loss............................................    $ (14.36)      $  (29.70)       $  (9.62)
  Net loss applicable to common shares................      (16.78)         (32.04)         (11.68)

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                     ACCUMULATED
                                            ADDITIONAL                                  OTHER
                                   COMMON    PAID-IN     ACCUMULATED   MANAGEMENT   COMPREHENSIVE
                                   STOCK     CAPITAL       DEFICIT       LOANS          LOSS          TOTAL
                                   ------   ----------   -----------   ----------   -------------   ---------
January 1, 1999..................   $32     $(116,551)    $(360,520)    $(3,753)      $(15,534)     $(496,326)
Comprehensive loss:
  Net loss.......................    --            --       (34,299)         --             --        (34,299)
  Other comprehensive
     loss -- foreign currency
     translation.................    --            --            --          --         (8,361)        (8,361)
                                                                                                    ---------
Comprehensive loss...............                                                                     (42,660)
                                                                                                    ---------
Exercise of warrants.............     4            (4)           --          --             --             --
Issuance of warrants.............    --         9,175            --          --             --          9,175
Interest on management loans.....    --            --            --        (213)            --           (213)
Accretion of preferred stock.....    --        (7,377)           --          --             --         (7,377)
Recognition of net operating loss
  Carryforwards..................    --         3,313            --          --             --          3,313
                                    ---     ---------     ---------     -------       --------      ---------
December 31, 1999................    36      (111,444)     (394,819)     (3,966)       (23,895)      (534,088)
Comprehensive loss:
  Net loss.......................    --            --      (106,648)         --             --       (106,648)
  Other comprehensive
     loss -- foreign currency
     translation.................    --            --            --          --        (11,700)       (11,700)
                                                                                                    ---------
Comprehensive loss...............                                                                    (118,348)
                                                                                                    ---------
Interest on management loans.....    --            --            --        (226)            --           (226)
Accretion of preferred stock.....    --        (8,384)           --          --             --         (8,384)
Reclassification of management
  loans..........................    --            --            --       2,689             --          2,689
                                    ---     ---------     ---------     -------       --------      ---------
December 31, 2000................    36      (119,828)     (501,467)     (1,503)       (35,595)      (658,357)
Comprehensive loss:
  Net loss.......................    --            --       (51,541)         --             --        (51,541)
  Other comprehensive income
     (loss):
     Foreign currency
       translation...............    --            --            --          --         (7,335)        (7,335)
     Pension.....................                                                          708            708
                                                                                                    ---------
Comprehensive loss...............                                                                     (58,168)
                                                                                                    ---------
Interest on management loans.....    --            --            --        (237)            --           (237)
Accretion of preferred stock.....    --        (8,695)           --          --             --         (8,695)
Reclassification of management
  loans..........................    --            --            --         396             --            396
                                    ---     ---------     ---------     -------       --------      ---------
December 31, 2001................   $36     $(128,523)    $(553,008)    $(1,344)      $(42,222)     $(725,061)
                                    ===     =========     =========     =======       ========      =========

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                          DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                                          -----------------   -----------------   -----------------
Cash flows provided by (used in) operating activities:
Net loss................................................      $(51,541)           $(106,648)          $(34,299)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Net periodic postretirement benefits...............         1,125                1,121              3,200
     Depreciation.......................................        17,055               15,335             18,860
     Amortization of goodwill...........................           371               19,176              1,575
     Amortization of other intangibles..................         1,804                7,707              3,047
     Non-cash interest expense..........................        19,476               18,972             13,134
     Amortization of deferred financing costs...........         4,360                3,314              3,590
     Benefit from rejection of executory contracts......       (12,228)                  --                 --
     Recognition of net operating loss carryforwards....            --                   --              3,313
     Deferred income taxes..............................           527               28,310              3,468
     Loss on asset disposal.............................            --                9,990              2,740
     Issuance of common stock warrants..................            --                   --              9,175
  Changes in operating assets and liabilities:
     Accounts receivable................................         9,874                6,996             19,239
     Inventories........................................        10,814              (16,273)            25,425
     Prepaid expenses and other.........................        (9,437)               1,082              1,638
     Accounts payable...................................        (5,416)                 992             (3,751)
     Accrued and other liabilities......................          (240)               8,361            (10,453)
     Accrued interest...................................        22,652                 (445)               (71)
     Income taxes payable...............................          (324)                 424             (1,818)
     Other long-term liabilities........................        (2,508)              (3,291)            (4,126)
                                                              --------            ---------           --------
          Total adjustments.............................        57,905              101,771             88,185
                                                              --------            ---------           --------
          Net cash provided by (used in) operating
            activities..................................         6,364               (4,877)            53,886
                                                              --------            ---------           --------
Cash flows used in investing activities:
  Capital expenditures, net.............................       (15,323)             (18,691)           (10,168)
  Proceeds from sale of assets..........................            --                6,961                 --
  Change in other assets................................          (826)              (1,051)            (1,046)
  Acquisitions, net of cash.............................            --               (3,767)            (5,886)
                                                              --------            ---------           --------
          Net cash used in investing activities.........       (16,149)             (16,548)           (17,100)
                                                              --------            ---------           --------
Cash flows provided by (used in) financing activities:
  Change in long-term receivables.......................          (425)                 384               (353)
  Borrowing under debtor-in-possession credit
     facility...........................................         8,650                   --                 --
  Repayment of long-term obligations....................       (12,283)             (26,477)           (23,166)
  Borrowing of long-term obligations....................        40,049               34,216             26,535
  Issuance of common stock..............................            --                   --                  4
  Change in accounts receivable securitization..........       (20,999)              20,999            (23,843)
  Financing fees........................................            --               (1,125)              (901)
  Other.................................................          (769)              (9,531)            (3,060)
                                                              --------            ---------           --------
          Net cash provided by (used in) financing
            activities..................................        14,223               18,466            (24,784)
                                                              --------            ---------           --------
Net increase (decrease) in cash and cash equivalents....         4,438               (2,959)            12,002
Cash and cash equivalents at beginning of year..........        10,362               13,321              1,319
                                                              --------            ---------           --------
Cash and cash equivalents at end of year................      $ 14,800            $  10,362           $ 13,321
                                                              ========            =========           ========

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. THE COMPANY

     Thermadyne Holdings Corporation ("Thermadyne" or the "Company"), a Delaware corporation, is a global manufacturer of cutting and welding products and accessories.

     As used in this report, the term "Thermadyne LLC" means Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC.

2. RECENT EVENTS

  Bankruptcy Filing

     On November 19, 2001, the Company and substantially all of its domestic subsidiaries, including Thermadyne LLC and Thermadyne Capital (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court".) The filing resulted from insufficient liquidity, and was determined to be the most efficient and favorable alternative to restructure the Company's balance sheet. Since 1998, the Company's operating results have been negatively impacted by a weak industrial economy in the U.S. as well as difficult economic conditions in most of its foreign markets. The deterioration of operating results and liquidity made it increasingly difficult for the Company to meet all of its debt service obligations. Prior to filing Chapter 11, the Company failed to make the semi-annual interest payments on the 10.75% subordinated notes, due November 1, 2003 (the "Subordinated Notes"), which were due on May 1 and November 1, 2001, and totaled approximately $4.0 million. In addition, the Company failed to make an interest payment in the amount of $10.2 million related to the 9.875% senior subordinated notes, due June 1, 2008 (the "Senior Subordinated Notes"), which was due on June 1, 2001. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage the business as a debtor-in-possession subject to the supervision of the Court.

     On January 8, 2002, the Court entered the final order approving a new $60 million debtor-in-possession credit facility among Thermadyne LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the "DIP Facility".) Prior to the final order, on November 21, 2001, the Court entered an interim order authorizing the Debtors to use up to $25 million of the DIP Facility for loans and letters of credit. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or November 21, 2002. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Actual borrowing availability is subject to a borrowing base calculation. The amount available to the Company under the DIP Facility is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of December 31, 2001, the Company's eligible accounts receivable, inventories and fixed assets supported access to $58.0 million of the DIP Facility. As of December 31, 2001, the Company had borrowed $8.7 million and issued letters of credit of $0.1 million under the DIP Facility. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs), and other customary provisions.

                        THERMADYNE HOLDINGS CORPORATION

     As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the 12.5% debentures, due June 1, 2008 (the "Debentures"), and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"), and ceased accruing dividends on its redeemable preferred stock. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the year ended December 31, 2001, was $20.4 million, $4.0 million, $16.7 million and $4.7 million, respectively. Interest recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes was $18.7 million, $3.7 million, $15.2 million and $4.3 million, respectively. Contractual dividends for the redeemable preferred stock was $9.5 million for the year ended December 31, 2001, which compares to recorded dividends of $8.7 million. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on its old syndicated senior secured credit agreement (the "Old Credit Facility.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $80.3 million, for the year ended December 31, 2001, which was $4.0 million in excess of reported interest.

     Pursuant to the provisions of the Bankruptcy Code, substantially all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims against the Debtors may be filed with the Court through April 19, 2002. As debtor-in-possession, the Debtors have the right, subject to Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

     The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor's committee appointed in the Chapter 11 proceedings and the lenders. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to significantly strengthen the Company's financial position.

     Management expects that a Plan of Reorganization will be completed and ready to file with the Court during the second calendar quarter of 2002. Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Court, or that such plan will be consummated. The Company has moved the Court to extend the period during which the Debtors may file a Plan of Reorganization through July 1, 2002. On April 2, 2001, the Court will consider the Company's motion for such extension. There can be no assurance that the Court will grant such extensions. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Debtors, would have the right to propose alternative plans of reorganization.

     Although the Chapter 11 filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

     The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 case. Under Chapter 11, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could

                        THERMADYNE HOLDINGS CORPORATION
result in claims being paid in the Chapter 11 proceedings at less (and possibly substantially less) than 100 percent of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements, and are included in the line "liabilities subject to compromise" on the consolidated balance sheet. Additionally, the interests of existing preferred and common shareholders could be substantially diluted or even eliminated.

  Liabilities Subject to Compromise

     Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as debtor-in-possession. These claims are shown in the December 31, 2001, balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. The principal categories of liabilities subject to compromise at December 31, 2001, consisted of the following:

Trade accounts payable......................................  $ 17,334
Accrued and other liabilities...............................     3,500
Accrued interest............................................    24,809
Accrued income taxes........................................    11,290
Old Credit Facility.........................................   353,437
Senior Subordinated Notes...................................   207,000
Debentures..................................................   145,066
Subordinated Notes..........................................    37,060
Junior Notes................................................    33,427
Other long-term liabilities.................................     1,555
                                                              --------
          Total.............................................  $834,478
                                                              ========

  Reorganization Items

     Reorganization items in 2001, include $4.8 million of professional fees and expenses, a benefit of $12.2 million resulting from the Court's approval of a Company motion to reject a non-cancelable lease obligation on a substantially idle facility, and $0.7 million of other reorganization costs.

  Special Charges

     Special charges incurred during the year ended December 31, 2001, were $14.9 million and were comprised primarily of $7.0 million related to business reengineering initiatives, $3.2 million related to an information technology transformation project, and $2.4 million to logistics initiatives. The remainder resulted mostly from the relocation of production to Mexico. Special charges of $42.5 million were incurred during the year ended December 31, 2000, and are comprised primarily of $19.4 million of costs related to the relocation of production to Mexico and Asia, $11.0 million resulting from the Company's reorganization of its domestic gas management business, $5.0 million related to changes in senior management, and $4.7 million related to an information technology and business process reengineering project the Company initiated in the third quarter of 2000. In 1999, special charges of $21.9 million were recorded related to the reorganization of the Company's Australian and Asian operations, the consolidation of two domestic facilities and detachable warrants issued in conjunction with junior subordinated notes.

                        THERMADYNE HOLDINGS CORPORATION

  Acquisitions

     In 2000, the Company made the following two acquisitions. On April 13, the Company, through a 90% owned subsidiary, acquired all the assets of Unique Welding Alloys ("Unique"), a business that sells industrial gases, welding equipment and accessories to the retail end-user trade, and on November 9, the Company, through a 90% owned subsidiary, acquired all the assets of Maxweld & Braze (Pty) Ltd., a wholesale business that sells welding equipment and accessories to distributors and the retail end-user trade. Both of these businesses are located in Boksburg, South Africa. The aggregate consideration paid for these two acquisitions was approximately $4.4 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

     In 1999, the Company made the following two acquisitions. On March 11, the Company acquired all the issued and outstanding capital stock of Soltec S.A., a manufacturer of manual electrodes and tubular wires for hardfacing and special applications, located in Santiago, Chile. On April 14, the Company acquired all the issued and outstanding capital stock of Tecmo Srl, a manufacturer of torches and plasma and laser consumables, located in Rastignano, Italy. The aggregate consideration paid for these two acquisitions was approximately $6 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

     The operating results of the acquired companies have been included in the Consolidated Statements of Operations from their respective dates of acquisition. Pro forma unaudited results of operations for the twelve months ended December 31, 2000 and 1999 have not been presented, since they would not have differed materially from actual results.

3. SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Thermadyne and its majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     Bankruptcy Accounting. Since the Chapter 11 bankruptcy filing, the Company has applied the provisions in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7.") SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements, but it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

     Estimates. Preparation of financial statements in conformity with generally accepted accounting principles requires certain estimates and assumptions be made that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic subsidiaries and the first-in, first-out ("FIFO") method for foreign subsidiaries. Inventories at foreign subsidiaries amounted to approximately $37,986 and $47,698 at December 31, 2001 and 2000, respectively.

     Property, Plant and Equipment. Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings -- 25 years; and machinery and equipment -- two to ten years. Property, plant and equipment recorded under capital leases are depreciated using the lower of either the lease term or the underlying asset's useful life.

                        THERMADYNE HOLDINGS CORPORATION

     Deferred Financing Costs. The Company capitalizes loan origination fees and other costs incurred arranging long-term financing. These costs are amortized over the respective lives of the obligations using the effective interest method.

     Intangibles. The excess of costs over the net tangible assets of businesses acquired consists of patented technology and goodwill. Identified intangible assets are amortized on a straight-line basis over the various estimated useful lives of such assets, which generally range from three to 25 years. Goodwill related to acquisitions is amortized over 40 years. The Company records impairment losses on long-lived assets including goodwill or related intangibles when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.

     Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the carrying value of assets and liabilities for financial reporting purposes and their tax basis. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Revenue Recognition. Revenue from the sale of cutting and welding products is recognized upon shipment to the customer. Cost and related expenses to manufacture cutting and welding products are recorded as cost of sales when the related revenue is recognized.

     Comprehensive Loss. At December 31, 2001, 2000, and 1999, accumulated comprehensive loss amounted to $42,930, $35,595, and $23,895, respectively, for foreign currency translation. Accumulated comprehensive income for pensions was $708 at December 31, 2001.

     Earnings Per Share. The effects of options, warrants and convertible securities have not been considered in the determination of earnings per share for the years ended December 31, 2001, 2000 and 1999 because the result would be anti-dilutive.

                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Numerator:
  Net loss...............................................  $  (51,541)  $ (106,648)  $  (34,299)
  Preferred stock dividends (paid in kind)...............      (8,695)      (8,384)      (7,377)
                                                           ----------   ----------   ----------
  Net loss applicable to common shares...................  $  (60,236)  $ (115,032)  $  (41,676)
                                                           ==========   ==========   ==========
Denominator:
  Weighted average shares for basic and diluted earnings
     per share...........................................   3,590,286    3,590,286    3,567,087
                                                           ==========   ==========   ==========
Basic and diluted loss per share amounts:
  Net loss...............................................  $   (14.36)  $   (29.70)  $    (9.62)
  Preferred stock dividends (paid in kind)...............       (2.42)       (2.34)       (2.06)
                                                           ----------   ----------   ----------
  Net loss applicable to common shares...................  $   (16.78)  $   (32.04)  $   (11.68)
                                                           ==========   ==========   ==========

     Stock-Based Compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for these stock option grants in accordance with Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognizes no compensation expense for the stock option grants. In December 2000, the Company repriced certain stock options previously granted creating variable options. This repricing did not require the recording of compensation expense as the Company's stock price was less than the repriced amount at December 31, 2000.

                        THERMADYNE HOLDINGS CORPORATION

     Statements of Cash Flows. For purposes of the statements of cash flows, Thermadyne considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     The following table shows the interest and taxes paid during the periods presented in the accompanying Consolidated Statements of Cash Flows:

                                                           2001      2000      1999
                                                          -------   -------   -------
Interest................................................  $34,220   $62,830   $59,376
Taxes...................................................    2,353     3,129     2,663

     Operating cash disbursements resulting from the reorganization include $6.0 million related to professional fees and expenses , $1.9 million of fees related to the DIP Facility and the Old Credit Facility, and $0.1 of other reorganization costs. Included in the amount paid for professional fees and expenses was approximately $2.0 million of retainers, which were included in prepaid assets at December 31, 2001.

     Foreign Currency Translation. Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains or losses are included in other comprehensive income in the component of shareholders' deficit designated "Foreign currency translation." The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented. The Company's foreign operations are described in Note 14.

     Derivatives. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm or forecasted commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

     During 2001, 2000 and 1999 the Company used an interest rate swap to manage its cost of borrowing on a portion of its floating rate debt, as required by the Old Credit Facility. On January 4, 2002, the swap expired and was not replaced.

     Recent Accounting Pronouncements. In June, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company will apply SFAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to increase operating income by approximately $0.5 million in 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS
142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company does not believe these tests will have a material effect on its results of operations or its financial position.

                        THERMADYNE HOLDINGS CORPORATION

4. ACCOUNTS RECEIVABLE

     On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sold on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The Company retained servicing responsibilities for accounts receivable collections, but received no servicing fee. Effective with the Chapter 11 filing this program began to liquidate and at December 31, 2001, all participation interests had been fully funded. On January 4, 2002, the program was terminated and final distributions made to investors. The amount of participation interests sold under this financing arrangement was approximately $20,999 at December 31, 2000. The sold accounts receivable are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum. The Company records no gains or losses from the securitization arrangement.

     Previously, the Company was party to a similar accounts receivable securitization agreement which expired on November 15, 1999, whereby it sold participation interests in up to $50,000 of designated accounts receivable. The terms, eligibility criteria and accounting treatment were substantially the same as the current agreement. Interest expense accrued at the rate of one-month LIBOR plus 50 basis points, per annum.

5. INVENTORIES

     The composition of inventories at December 31, is as follows:

                                                                2001       2000
                                                              --------   --------
Raw materials...............................................  $ 18,142   $ 20,829
Work-in-process.............................................    25,517     26,853
Finished goods..............................................    46,442     65,582
                                                              --------   --------
                                                                90,101    113,264
LIFO reserve................................................      (353)      (813)
                                                              --------   --------
                                                              $ 89,748   $112,451
                                                              ========   ========

6. PROPERTY, PLANT, AND EQUIPMENT

     The composition of property, plant and equipment at December 31, is as follows:

                                                                2001       2000
                                                              --------   --------
Land........................................................  $  9,065   $ 10,016
Building....................................................    29,547     35,834
Machinery and equipment.....................................   114,186     99,197
                                                              --------   --------
                                                               152,798    145,047
Accumulated depreciation....................................   (71,786)   (60,322)
                                                              --------   --------
                                                              $ 81,012   $ 84,725
                                                              ========   ========

     Assets recorded under capitalized leases were $23,320 ($15,822 net of accumulated depreciation) and $19,641 ($13,165 net of accumulated depreciation) at December 31, 2001 and 2000, respectively.

                        THERMADYNE HOLDINGS CORPORATION

7. INTANGIBLES

     The composition of intangibles at December 31, is as follows:

                                                                2001      2000
                                                              --------   -------
Goodwill....................................................  $ 13,509   $13,489
Other.......................................................    11,421    11,645
                                                              --------   -------
                                                                24,930    25,134
Accumulated amortization....................................   (11,508)  (10,928)
                                                              --------   -------
                                                              $ 13,422   $14,206
                                                              ========   =======

     During the third quarter of 2000, the Company recorded impairment losses of $18.5 million and $4.9 million related to goodwill and other intangible assets, respectively, associated with its Australian business. These impairment losses were recorded through increased amortization expense. The Company records impairment losses on long-lived assets including goodwill or related intangibles when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. Prolonged weak economic conditions in Australia led to the Company's reassessment and ultimate write-down of these assets.

8. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31, is as follows:

                                                                2001        2000
                                                              ---------   --------
Debtor-in-Possession Credit Facility........................  $   8,650   $     --
Revolving Credit Facility(1)................................     58,500     23,500
Term A Facility -- United States(1).........................     57,885     61,453
Term A Facility -- Australia(1).............................     13,342     15,596
Term A Facility -- Italy(1).................................      6,482      7,286
Term B Facility(1)..........................................    108,614    109,427
Term C Facility(1)..........................................    108,614    109,427
Senior subordinated notes, due June 1, 2008, 9 7/8% interest
  payable semiannually on June 1 and December 1(1)..........    207,000    207,000
Debentures, due June 1, 2008, 12 1/2% interest payable
  semiannually on June 1 and December 1(1)..................    145,066    129,839
Subordinated notes, due November 1, 2003, 10.75% interest
  payable semiannually on May 1 and November 1(1)...........     37,060     37,060
Junior subordinated notes due December 15, 2009, 15%
  interest payable quarterly on March 15, June 15, September
  15 and December 15(1).....................................     33,427     29,148
Capital leases..............................................     21,191     19,943
Other.......................................................      2,849      4,242
                                                              ---------   --------
                                                                808,680    753,921
Amounts classified as liabilities subject to compromise.....   (775,990)        --
                                                              ---------   --------
                                                                 32,690    753,921
Current maturities..........................................    (11,606)   (19,737)
                                                              ---------   --------
                                                              $  21,084   $734,184
                                                              =========   ========

---------------

(1) Amounts outstanding at December 31, 2001, have been classified as liabilities subject to compromise.

                        THERMADYNE HOLDINGS CORPORATION

     At December 31, 2001 the schedule of principal payments on long-term debt, excluding capital lease obligations and amounts subject to compromise, is as follows:

2002......................................................   $10,362
2003......................................................       401
2004......................................................       354
2005......................................................       148
2006......................................................       131
Thereafter................................................       103

  DIP Facility

     The DIP Facility provides for total borrowings of $60 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of December 31, 2001, the Company's eligible accounts receivable, inventories and fixed assets supported access to $58.0 million of the DIP Facility. Interest on the DIP Facility accrues at the administrative agent's adjusted base rate plus 2.25% in the case of alternate base rates loans, and at an adjusted London Interbank Offered Rate ("LIBOR") plus 3.5% in the case of LIBOR loans. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs) and other customary provisions. The DIP Facility expires on the earlier of the consummation of a Plan of Reorganization or November 21, 2002. At December 31, 2001, the Company had borrowed approximately $8.7 million and issued $0.1 million of letters of credit under the DIP Facility, resulting in availability of approximately $49.2 million.

     Thermadyne LLC pays a commitment fee calculated at a rate of 0.75% per annum on the daily average unused commitment under the DIP Facility. Such fee is payable monthly in arrears and upon termination of the DIP Facility. Thermadyne LLC also pays a fee calculated at 3.5% per annum based on the average letters of credit outstanding. Such fee is payable monthly in arrears and upon termination of the DIP Facility.

  Old Credit Facility

     The Old Credit Facility includes a $330 million term loan facility (the "Term Loan Facility") and a $100 million revolving credit facility (subject to adjustment as provided below), which provides for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility is comprised of a term A facility of $100 million (the "Term A Facility"), which has a maturity of six years, a term B facility of $115 million (the "Term B Facility"), which has a maturity of seven years, and a term C facility of $115 million (the "Term C Facility"), which has a maturity of eight years. The Revolving Credit Facility terminates six years after the date of initial funding of the Old Credit Facility. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on the Old Credit Facility. This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. As a result of the Chapter 11 filing and other ongoing covenant violations, the Company has no borrowing availability under the Old Credit Facility. At December 31, 2000, the Company had $8.1 million of standby letters of credit outstanding under the Revolving Credit Facility.

                        THERMADYNE HOLDINGS CORPORATION

     On November 10, 1999, the Company amended the Old Credit Facility to allow the restructuring of certain of its manufacturing operations and to adjust its financial covenants. In accordance with the amendment, the rate at which the Old Credit Facility bears interest was adjusted to, at Thermadyne LLC's option, the administrative agent's alternative base rate or the reserve-adjusted LIBOR plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.50% for revolving and Term A loans, (y) 1.75% for Term B loans and
(z) 2.00% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.75% for revolving and Term A loans, (y) 3.00% for Term B loans and (z) 3.25% for Term C loans. The applicable margin may vary based on Thermadyne LLC's ratio of consolidated indebtedness to Adjusted EBITDA. In addition, the amendment required the issuance of $25.0 million of Junior Subordinated Notes with detachable warrants for the purchase of the Company's common stock.

     Prior to the amendment of the Old Credit Facility applicable margins were
(i) in the case of alternative base rate loans, (x) 1.00% for revolving and Term A loans, (y) 1.25% for Term B loans and (z) 1.50% for Term C loans and (ii) in the case of LIBOR loans (x) 2.25% for revolving and Term A loans, (y) 2.50% for Term B loans and (z) 2.75% for Term C loans.

     Thermadyne LLC pays a letter of credit fee calculated (i) in the case of standby letters of credit, at a rate per annum equal to the then applicable margin for LIBOR loans under the Revolving Credit Facility minus 0.125% and (ii) in the case of documentary letters of credit, at a rate per annum equal to 1.25% plus, in each case, a fronting fee on the stated amount of each letter of credit. Such fees are payable quarterly in arrears. In addition, Thermadyne LLC pays customary transaction charges in connection with any letters of credit.

  Senior Subordinated Notes

     The Senior Subordinated Notes are general unsecured obligations of Thermadyne LLC and Thermadyne Capital and will be subordinated in right of payment to all senior indebtedness of Thermadyne LLC and Thermadyne Capital (including borrowings under the DIP Facility and the Old Credit Facility). The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by certain of Thermadyne LLC's existing domestic subsidiaries (the "Guarantor Subsidiaries"). The note guarantees will be general unsecured obligations of the Guarantor Subsidiaries, are subordinated in right of payment to all existing and future senior indebtedness of the Guarantor Subsidiaries, including indebtedness under the DIP Facility and the Old Credit Facility, and will rank senior in right of payment to any future subordinated indebtedness of the Guarantor Subsidiaries.

  Debentures

     The Debentures initially are limited in aggregate principal amount at maturity to $174 million. The Debentures were issued at $94.6 million, a substantial discount from their principal amount at maturity. Until June 1, 2003, no interest will accrue on the Debentures, but the accreted value will increase (representing amortization of original issue discount) between the date of original issuance and June 1, 2003, on a semiannual bond equivalent basis using a 360-day year comprised of twelve 30-day months, such that the accreted value shall be equal to the full principal amount at maturity of the Debentures on June 1, 2003. Beginning on June 1, 2003, interest on the Debentures will accrue at the rate of 12 1/2% per annum and will be payable in cash semiannually in arrears on June 1 and December 1, commencing on December 1, 2003, to holders of record on the immediately preceding May 15 and November 15. Interest on the Debentures will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from June 1, 2003. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. Subject to certain covenants, additional notes may be issued under the Indenture having the same terms in all respects as the Debentures.

     The indentures governing the Senior Subordinated Notes, the Debentures and the subordinated notes restrict, subject to certain exceptions, the Company and its subsidiaries from incurring additional debt, paying

                        THERMADYNE HOLDINGS CORPORATION
dividends or making other distributions on or redeeming or repurchasing capital stock, making investments, loans or advances, disposing of assets, creating liens on assets and engaging in transactions with affiliates.

  Junior Subordinated Notes

     The Junior Notes, which have detachable warrants for the purchase of the Company's common stock, are general unsecured obligations of Thermadyne LLC and will be subordinated in right of payment to all existing and future senior subordinated indebtedness of Thermadyne LLC. Thermadyne LLC, at its option, may pay interest in additional Junior Notes between the date of original issuance and December 15, 2004 on each March 15, June 15, September 15 and December 15 at the rate of 15%. Beginning December 15, 2004, interest will accrue at the rate of 15% per annum on each interest payment date, provided that if and for so long as payment of interest on the Junior Notes is prohibited under the terms of the Old Credit Facility, interest shall be paid by the issuance of additional Junior Notes.

     As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures, and the Junior Notes. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the year ended December 31, 2001, was $20.4 million, $4.0 million, $16.7 million and $4.7 million, respectively. Interest recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes was $18.7 million, $3.7 million, $15.2 million and $4.3 million, respectively. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed Plan of Reorganization.

9. REDEEMABLE PREFERRED STOCK

     The Company has outstanding 2,000,000 shares of preferred stock, par value $0.01 per share, with an initial liquidation preference of $25.00 per share ("Holdings Preferred Stock"). Holdings Preferred Stock accrues dividends at a rate equal to 13% per annum, computed on the basis of a 360-day year. Such dividends are payable quarterly on March 31, June 30, September 30, and December 31 of each year. Prior to the fifth anniversary of the issuance of the Holdings Preferred Stock, dividends are payable through increases in the liquidation preference of the Holdings Preferred Stock or, at the election of the holders, dividends may be payable by the issuance of additional shares. Following the fifth anniversary of the issuance, dividends shall be payable in cash. The Holdings Preferred Stock is mandatorily redeemable on May 15, 2010 at a redemption price of 100% of the liquidation preference plus accrued and unpaid dividends. In the event of a change in control, the Holdings Preferred Stock is mandatorily redeemable at a redemption price of 101% of the liquidation preference plus accrued and unpaid dividends. The Holdings Preferred Stock may be redeemed by Holdings prior to May 15, 2001, in whole, at a redemption price per share equal to 113% of the liquidation preference per share plus accrued and unpaid dividends with the proceeds of a public equity offering. In addition, the Holdings Preferred Stock may be redeemed at any time on or after May 15, 2003, in whole, at certain established redemption prices. Holders of a majority of the outstanding shares of Holdings Preferred Stock will have the right to elect two members to the board of directors of Holdings upon the failure of Holdings to pay cash dividends for more than four consecutive quarters or six quarters, satisfy mandatory redemption obligations, provide required notices or comply with certain other specified provisions relating to the Holdings Preferred Stock. This right terminates and the term of the additional directors ceases upon cure. In addition, Holdings cannot amend, alter or repeal any provision that would adversely affect the preferences, rights or powers of the Holdings Preferred Stock or create, authorize or issue any class of stock ranking prior to or on a parity with the Holdings Preferred Stock without the written consent of a majority of the holders.

     As of December 1, 2001, the Company ceased accruing dividends on the Holdings Preferred Stock. Contractual dividends for the Holdings Preferred Stock was $9.5 million for the year ended December 31, 2001, which compares to recorded dividends of $8.7 million. The Bankruptcy Code generally prohibits the

                        THERMADYNE HOLDINGS CORPORATION

Company from making payments on unsecured, pre-petition obligations, including the Holdings Preferred Stock, except pursuant to a confirmed Plan of Reorganization. Under Chapter 11, the interests of existing preferred shareholders could be substantially diluted or even eliminated.

10. STOCK OPTIONS

     The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as described below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. In December 2000, the Company repriced certain stock options previously granted. This repricing did not require the recording of compensation expense as the Company's stock price was less than the repriced amount at December 31, 2000.

     Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.2%, 4.3%, and 5.3%, a dividend yield of 0.0% for each year presented; volatility factors of the expected market price of the Company's common stock of 0.83, 0.63, and 0.65, and a weighted-average expected life of the options of six years for each year presented.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2001           2000           1999
                                                  ------------   ------------   ------------
Pro forma net loss applicable to common
  shares........................................    $(60,809)     $(115,613)      $(42,476)
Pro forma basic and diluted net loss per
  share.........................................      (16.94)        (32.20)        (11.91)

     The Company has two option plans for the grant of options to its employees and directors. The 1998 Management Incentive Plan (the "1998 Management Plan") provides for the grant of options to acquire up to 500,000 shares of common stock to key officers and employees of the Company or its affiliates. Grants under the 1998 Management Plan vest either a) immediately on the date of grant,
b) ratably over five years from the date of grant, c) upon the attainment of yearly targeted implied common equity values of the Company or, d) if yearly targeted implied common equity values are not attained, after an eight year period. The Non-Employee Directors Stock Option Plan (the "1998 Directors Plan") provides for the grant of options to acquire up to 20,000 shares of common stock to non-employee directors of the Company. Grants under the 1998 Directors Plan vest immediately on the date of grant. All options granted under the two plans described above are non-qualified stock options granted at 100% of the fair market value on the grant dates. In connection with the Merger, the 1993 Management Option Plan (the "1993 Management Plan"), the Non-Employee Directors Plan (the "1995 Directors Plan") and the 1996 Employee Stock Option Plan (the "1996

                        THERMADYNE HOLDINGS CORPORATION

Employee Plan") were terminated. At that time, the option holders received a cash payment with respect to each option and the underlying options were canceled.

     Information regarding stock options is summarized as follows:

                                               2001                           2000                          1999
                                   ----------------------------   ----------------------------   ---------------------------
                                               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                    OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                                   ---------   ----------------   ---------   ----------------   --------   ----------------
Outstanding -- beginning of
  year...........................    243,384        $ 9.00          343,356        $34.50         326,566        $34.50
Granted..........................    236,000          4.00           21,100         34.50          20,700         34.50
Exercised........................         --            --               --            --              --            --
Canceled or forfeited............    (16,303)         4.00         (121,072)        34.50          (3,910)        34.50
                                   ---------                      ---------                      --------
Outstanding-end of year..........    463,081          6.72          243,384          9.00         343,356         34.50
                                   =========                      =========                      ========
Exercisable at end of year:
  1998 Management Plan...........    126,297                         88,024                        57,354
  1998 Directors Plan............      9,000                          8,000                         7,000
Reserved for future grants:
  1998 Management Plan...........     45,919                        264,616                       163,644
  1998 Directors Plan............     11,000                         12,000                        13,000
Weighted-average fair value of
  options granted during the
  year...........................  $    2.92                      $   14.00                      $  11.83
Weighted-average remaining
  contractual life of options
  (years)........................        7.8                            7.7                          8.50

     In December 2000, stock options from the 1998 Management Plan and stock options from the 1998 Directors Plan were repriced to the fair value at that time of $4.00. This repricing did not require the recording of compensation expense as the Company's stock price was less than the repriced amount at December 31, 2000. Following is a summary of stock options outstanding as of December 31, 2001:

                                                             NUMBER OF   WEIGHTED-AVERAGE
                                                              OPTIONS     REMAINING LIFE
                                                             ---------   ----------------
Options Outstanding:
  Exercise Price of $4.....................................   421,754          7.9
  Exercise Price of $34.50.................................    41,327          6.5
                                                              -------
                                                              463,081
                                                              =======
Options Exercisable:
  Exercise Price of $4.....................................    94,030          7.9
  Exercise Price of $34.50.................................    41,267          6.5
                                                              -------
                                                              135,297
                                                              =======

                        THERMADYNE HOLDINGS CORPORATION

11. LEASES

     Future minimum lease payments under leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2001 are as follows:

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
2002........................................................  $  3,455    $3,905
2003........................................................     3,525     3,152
2004........................................................     3,683     2,683
2005........................................................     3,410     2,239
2006........................................................     2,830     1,791
Thereafter..................................................    20,988     6,471
                                                              --------
          Total minimum lease payments......................    37,891
Amount representing interest................................   (16,696)
                                                              --------
Present value of net minimum lease payments, including
  current obligations of $1,244.............................  $ 21,191
                                                              ========

     Rent expense under operating leases from continuing operations amounted to $5,636, $6,602, and $7,347 for the years ended December 31, 2001, 2000, and
1999, respectively.

12. INCOME TAXES

     Pre-tax loss was taxed under the following jurisdictions:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                      -----------------   -----------------   -----------------
Domestic............................      $(47,323)           $(50,227)           $ (7,228)
Foreign.............................        (1,521)            (24,566)            (18,264)
                                          --------            --------            --------
  Loss before income taxes..........      $(48,844)           $(74,793)           $(25,492)
                                          ========            ========            ========

     The provision for income taxes is as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                      -----------------   -----------------   -----------------
Current:
  Federal...........................       $   --              $    --             $  240
  Foreign...........................        2,000                3,393              2,206
  State and local...................          150                  150                400
                                           ------              -------             ------
          Total current.............        2,150                3,543              2,846
                                           ------              -------             ------
Deferred............................          547               28,312              5,961
                                           ------              -------             ------
                                           $2,697              $31,855             $8,807
                                           ======              =======             ======

                        THERMADYNE HOLDINGS CORPORATION

     The composition of deferred tax assets and liabilities attributable to continuing operations at December 31 is as follows:

                                                                2001        2000
                                                              ---------   --------
Deferred tax assets:
  Post-employment benefits..................................  $   9,143   $  9,303
  Accrued liabilities.......................................      5,832      6,758
  Intangibles...............................................      8,145      8,329
  Deferred interest.........................................     18,646     12,674
  Other.....................................................      4,626      5,392
  Fixed assets..............................................      2,819      9,967
  Net operating loss carryforwards..........................     59,592     43,589
                                                              ---------   --------
          Total deferred tax assets.........................    108,803     96,012
  Valuation allowance for deferred tax assets...............   (105,372)   (90,382)
                                                              ---------   --------
          Net deferred tax assets...........................      3,431      5,630
                                                              ---------   --------
Deferred tax liabilities:
  Inventories...............................................      3,183      4,838
                                                              ---------   --------
          Total deferred tax liabilities....................      3,183      4,838
                                                              ---------   --------
          Net deferred tax assets...........................  $     248   $    792
                                                              =========   ========

     The income tax provision for the years ended December 31, 2001 and 2000, includes a charge of $15.5 million and $43.0 million, respectively, to increase the valuation allowance on the net deferred tax amount as management does not believe this asset will be fully realized based on projections of income in future periods.

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                      -----------------   -----------------   -----------------
Tax at U.S. statutory rates.........      $(17,095)           $(26,178)            $(8,922)
Nondeductible goodwill amortization
  and other nondeductible
  expenses..........................         1,632               8,474               1,032
Change in valuation allowance.......        15,469              42,987               5,000
Foreign tax rate differences and
  nonrecognition of foreign tax loss
  benefits..........................         2,593               6,422               8,225
Issuance of warrants................            --                  --               3,212
State income taxes, net of federal
  tax benefits......................            98                 150                 260
                                          --------            --------             -------
                                          $  2,697            $ 31,855             $ 8,807
                                          ========            ========             =======

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $151,000 available for U.S. federal income tax purposes which expire between 2002 and 2021. Utilization of the majority of these net operating loss carryforwards is subject to various limitations due to previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company. Pursuant to the requirements of the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Entities in Reorganization Under the Bankruptcy Code," the tax benefit resulting from the

                        THERMADYNE HOLDINGS CORPORATION
utilization of net operating loss carryforwards that existed on the effective date of the Company's financial reorganization will be reported as a direct addition to paid-in capital.

     The Company's foreign subsidiaries have undistributed earnings at December 31, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

13. EMPLOYEE BENEFIT PLANS

     401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company's domestic employees. The Company, at its discretion, can make a base contribution of 1% of each employee's compensation and an additional contribution equal to as much as 4% of the employee's compensation. At the employee's discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make matching contributions of 50% for the first 6% of the voluntary employee contribution. Total expense for this plan was approximately $2,038, $2,115, and $2,223 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Pension Plans. The Company's subsidiaries have had various noncontributory defined benefit pension plans which covered substantially all U.S. employees. The Company froze and combined its three noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989. All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990. Prepaid benefit cost at December 31, 2001 was $358 and $163 at December 31, 2000. There were no accrued benefit liabilities at December 31, 2001 or 2000. In addition, the Company's Australian subsidiary has a Superannuation Fund established by a Trust Deed which operates on a lump sum scheme to provide benefits for its employees. Prepaid benefit cost at December 31, 2001 and 2000, was $6,204 and $5,630, respectively. There were no accrued benefit liabilities at December 31, 2001 or 2000. The prepaid benefit cost is not included in the table below or in the Company's balance sheet, as the Company has no legal right to amounts included in this fund.

     Other Postretirement Benefits. The Company has a retirement plan covering both salaried and non-salaried retired employees, which provides postretirement health care benefits (medical and dental) and life insurance benefits. The postretirement health care portion is contributory, with retiree contributions adjusted annually as determined by the Company based on claim costs. The postretirement life insurance portion is noncontributory. The Company recognizes the cost of postretirement benefits on the accrual basis as employees render service to earn the benefit. The Company continues to fund the cost of health care and life insurance benefits in the year incurred.

                        THERMADYNE HOLDINGS CORPORATION

     The following table provides a reconciliation of benefit obligations, plan assets and status of the pension and other postretirement benefit plans as recognized in the Company's consolidated balance sheets for the years ended December 31, 2001 and 2000:

                                                                            OTHER
                                               PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                              ------------------   -----------------------
                                               2001       2000        2001         2000
                                              -------   --------   ----------   ----------
Change in Benefit Obligation:
  Benefit obligation at beginning of year...  $14,088   $ 13,414    $ 13,431     $ 13,005
  Service cost..............................       --         --         877          791
  Interest cost.............................    1,022      1,001         992        1,022
  Actuarial loss............................      351        361         371          523
  Plan amendments...........................       --         --          --       (1,216)
  Benefits paid.............................     (797)      (688)       (862)        (694)
                                              -------   --------    --------     --------
  Benefit obligation at end of year.........  $14,664   $ 14,088    $ 14,809     $ 13,431
                                              =======   ========    ========     ========
Change in plan assets:
  Fair value of plan assets at beginning of
     year...................................  $15,809   $ 15,690
  Actual return on plan assets..............     (604)       932
  Benefits paid.............................     (797)      (688)
  Administrative expenses...................     (124)      (125)
                                              -------   --------
  Fair value of plan assets at end of
     year...................................  $14,284   $ 15,809
                                              =======   ========
Funded status of the plan (underfunded).....  $  (380)  $  1,721    $(14,809)    $(13,431)
  Unrecognized net actuarial loss (gain)....      708     (1,611)     (8,770)      (9,692)
  Unrecognized prior service cost...........       30         53      (2,195)      (2,388)
                                              -------   --------    --------     --------
  Prepaid (accrued) benefit cost............  $   358   $    163    $(25,774)    $(25,511)
                                              =======   ========    ========     ========
Weighted-average assumptions as of December
  31:
  Discount rate.............................     7.25%       7.5%       7.25%         7.5%
  Expected return on plan assets............        8%         8%        N/A          N/A
  Rate of compensation increase.............      N/A        N/A         N/A          N/A

     Net periodic pension and other postretirement benefit costs include the following components:

                                      PENSION BENEFITS         OTHER POSTRETIREMENT BENEFITS
                                 ---------------------------   ------------------------------
                                  2001      2000      1999       2001       2000       1999
                                 -------   -------   -------   --------   --------   --------
Components of the net periodic
  benefit cost:
  Service cost.................  $    --   $    --   $    --    $  877     $  791     $  761
  Interest cost................    1,022     1,001     1,012       992      1,022        842
  Expected return on plan
     assets....................   (1,232)   (1,226)   (1,179)       --         --         --
  Recognized (gain) loss.......       (8)     (153)       --      (551)      (591)     1,698
  Prior service cost
     recognized................       23        23        23      (193)      (101)      (101)
                                 -------   -------   -------    ------     ------     ------
Benefit cost (credit)..........  $  (195)  $  (355)  $  (144)   $1,125     $1,121     $3,200
                                 =======   =======   =======    ======     ======     ======

                        THERMADYNE HOLDINGS CORPORATION

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.0% in 2001, declining gradually to 6.0% in 2012. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.5% in 2000 and 9.5% in 1999. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components in
  2001....................................................      $  354          $  (300)
Effect on postretirement benefit obligation as of December
  31, 2001................................................      $2,396          $(1,929)

14. SEGMENT INFORMATION

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

                        THERMADYNE HOLDINGS CORPORATION

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.

                                                                   ALL OTHER
                              UNITED                               GEOGRAPHIC
                              STATES    EUROPE    AUSTRALIA/ASIA    REGIONS      OTHER     CONSOLIDATED
                             --------   -------   --------------   ----------   --------   ------------
2001
Revenue from external
  customers................  $293,837   $45,874      $ 44,468       $54,045     $     --     $438,224
Intersegment revenues......    25,652     8,303           435         3,970      (38,360)          --
Depreciation and
  amortization of
  intangibles..............    10,248       967         4,022         1,715        2,278       19,230
Operating income (loss)....    46,600     3,557        (3,784)        2,612      (22,606)      26,379
Identifiable assets........   130,197    50,505        37,660        43,409       46,662      308,433
Capital expenditures.......    10,099     1,648           437         2,334          806       15,324
2000
Revenue from external
  customers................  $342,392   $56,434      $ 54,062       $57,258     $     --     $510,146
Intersegment revenues......    37,996    15,674         1,985            --      (55,655)          --
Depreciation and
  amortization of
  intangibles..............     9,104     2,546        20,259         1,923        8,386       42,218
Operating income (loss)....    65,969     4,469       (27,616)         (903)     (32,291)       9,628
Identifiable assets........   135,758    59,319        48,548        46,615       27,705      317,945
Capital expenditures.......     6,144     5,172         3,697         1,859        1,819       18,691
1999
Revenue from external
  customers................  $343,521   $56,449      $ 76,763       $44,382     $     --     $521,115
Intersegment revenues......    34,290    15,678         2,819           414      (53,201)          --
Depreciation and
  amortization of
  intangibles..............    11,164     2,737         4,603           590        4,388       23,482
Operating income (loss)....    71,941     3,109        (5,576)       (1,460)     (18,008)      50,006
Identifiable assets........   146,860    54,756        91,949        32,213       74,618      400,396
Capital expenditures.......     5,047       644         2,623         1,317          537       10,168

  Product Line Information

     The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company's products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company's key product lines:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                      -----------------   -----------------   -----------------
Gas apparatus.......................      $170,634            $190,996            $186,279
Arc welding equipment...............        73,615              87,860             104,857
Arc welding consumables.............       124,446             146,494             149,693
Plasma and automated cutting
  equipment.........................        64,081              79,995              71,083
All other...........................         5,448               4,801               9,203
                                          --------            --------            --------
                                          $438,224            $510,146            $521,115
                                          ========            ========            ========

                        THERMADYNE HOLDINGS CORPORATION

15. CONTINGENCIES

     The Chapter 11 filing introduces numerous uncertainties which may affect the Company's business, results of operations and prospects. Additional discussion on the Chapter 11 proceedings can be found in Note 2 to the financial statements.

     Thermadyne and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily in the product liability area. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

16. FINANCIAL INSTRUMENTS

  Derivative Financial Instruments

     The Company only uses derivatives for hedging purposes. The following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

  Interest Rate Swap

     At December 31, 2001, the Company had an interest rate swap agreement outstanding with a notional amount of $61.5 million, which matured on January 4, 2002, under which the Company paid a fixed rate of interest and received a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amount. The interest rate swap agreement converted a portion of the Old Credit Facility from a floating rate obligation to a fixed rate obligation. Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt provided. This agreement was accounted for on the accrual basis.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, trade accounts receivable, and derivatives.

     The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located in different parts of the country and the Company's policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company does not require collateral on these financial instruments.

     Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. The Company does not require collateral for trade accounts receivable.

     The Company is exposed to credit risk in the event of non-performance by the counterparty to its interest rate swap. The Company believes this exposure is limited due to the high credit rating of the counterparty.

  Fair Value

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

                        THERMADYNE HOLDINGS CORPORATION

          Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

          Interest rate swap: Fair value is estimated based on current interest rates and was $19 at December 31, 2001. The carrying value of the swap agreement was zero at December 31, 2001.

          Long-term debt: The estimated fair value amounts of the Company's long-term obligations have been determined by the Company using available market information. The fair values of the Old Credit Facility and the Senior Subordinated Notes were based on the most recent market information available, and are estimated to be 85% and 37% of their current carrying values at December 31, 2001, or $300,421 and $76,590, respectively. No market information was available with respect to the Debentures, the Subordinated Notes or the Junior Notes, but, as a result of the Chapter 11 filing, management believes these obligations have little or no value. As a result of the Chapter 11 filing, the ultimate values of the Old Credit Facility, the Senior Subordinated Notes, the Debentures, the Subordinated Notes and the Junior Notes are uncertain and may be materially different than the amounts in the financial statements. The fair values of the obligations outstanding under the DIP Facility and the Company's other long-term obligations are estimated at their current carrying values since these obligations are fully secured and have varying interest charges based on current market rates.

17. DEBTOR FINANCIAL INFORMATION

     The following is condensed combined financial information for the Debtors. The combined financial statements have been prepared on the same basis as the consolidated financial statements. Liabilities subject to compromise shown on the December 31, 2001 condensed combined balance sheet exclude the portion of the Term A Facility carried on the books of two foreign subsidiaries, which totals $19,824.

                        THERMADYNE HOLDINGS CORPORATION

                    CONDENSED COMBINED DEBTOR BALANCE SHEET

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS

Current Assets:
  Cash and cash equivalents.................................   $   7,332      $   4,536
  Accounts receivable.......................................      41,516         22,993
  Inventories...............................................      51,505         65,303
  Prepaid expenses and other................................      11,360          1,877
                                                               ---------      ---------
     Total current assets...................................     111,713         94,709
  Property, plant and equipment, at cost, net...............      42,033         41,184
  Deferred financing costs, net.............................      13,825         18,186
  Intangibles, at cost, net.................................       6,461          6,233
  Other assets..............................................       2,827          3,148
                                                               ---------      ---------
     Total assets...........................................   $ 176,859      $ 163,460
                                                               =========      =========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable..........................................   $   4,960      $  21,479
  Accrued and other liabilities.............................      18,392         25,871
  Accrued interest..........................................         465          2,631
  Income taxes payable......................................          11         11,153
  Current maturities of long-term obligations...............       8,962         12,773
                                                               ---------      ---------
     Total current liabilities..............................      32,790         73,907
Liabilities subject to compromise...........................     814,654             --
Long-term obligations, less current maturities..............      15,483        710,021
Other long-term liabilities.................................      34,471         50,074
Redeemable preferred stock..................................      78,509         69,814
Shareholders' equity (deficit):
  Common stock..............................................          36             36
  Additional paid-in-capital................................    (129,867)      (121,331)
  Foreign currency translation..............................     (26,914)       (18,508)
  Accumulated deficit.......................................    (491,447)      (445,793)
                                                               ---------      ---------
     Total shareholders' deficit............................    (648,192)      (585,596)
Net equity and advances to/from subsidiaries................    (150,856)      (154,760)
                                                               ---------      ---------
  Total liabilities and shareholders' deficit...............   $ 176,859      $ 163,460
                                                               =========      =========

                        THERMADYNE HOLDINGS CORPORATION

                   CONDENSED COMBINED STATEMENT OF OPERATIONS

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Net sales...............................................    $347,981       $414,318       $408,406
Operating expenses:
  Cost of goods sold....................................     238,308        266,939        262,185
  Selling, general and administrative expenses..........      68,361         71,660         66,766
  Amortization of goodwill..............................          32          1,769             97
  Amortization of other intangibles.....................       1,386          6,843          1,931
  Net periodic postretirement benefits..................       1,125          1,121          3,200
  Special charges.......................................      14,252         33,132         12,524
                                                            --------       --------       --------
Operating income........................................      24,517         32,854         61,703
Other income (expense):
  Interest expense......................................     (73,728)       (78,446)       (69,548)
  Amortization of deferred financing costs..............      (4,360)        (3,307)        (3,349)
  Other, net............................................       3,416          7,176         12,502
                                                            --------       --------       --------
Loss before reorganization items and income tax
  provision.............................................     (50,155)       (41,723)         1,308
Reorganization items....................................      (6,723)            --             --
                                                            --------       --------       --------
Loss before income tax provision........................     (43,432)       (41,723)         1,308
Income tax provision....................................         579         28,723          4,322
                                                            --------       --------       --------
Net loss................................................     (44,011)       (70,446)        (3,014)
Preferred stock dividends (paid in kind)................       8,695          8,384          7,377
                                                            --------       --------       --------
Net loss applicable to common shares....................    $(52,706)      $(78,830)      $(10,391)
                                                            ========       ========       ========

                        THERMADYNE HOLDINGS CORPORATION

                   CONDENSED COMBINED STATEMENT OF CASH FLOWS

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Net cash provided by operating activities...............    $  2,355       $  2,105       $ 51,677
Cash flows provided by (used in) investing activities:
  Capital expenditures, net.............................     (11,957)        (9,660)        (7,003)
  Change in other assets................................       1,260          1,548           (488)
  Acquisitions, net of cash.............................          --             --         (3,000)
                                                            --------       --------       --------
     Net cash used in investing activities..............     (10,697)        (8,112)       (10,491)
Cash flows provided by (used in) financing activities:
  Change in long-term receivables.......................          --             24           (530)
  Borrowing under debtor-in-possession credit
     facility...........................................       8,650             --             --
  Repayment of long-term obligations....................      (5,338)       (14,848)        (4,049)
  Borrowing of long-term obligations....................      35,029         23,500         11,797
  Change in accounts receivable securitization..........     (20,999)        20,999        (23,843)
  Financing fees........................................          --         (1,125)          (901)
  Changes in net equity and advances to/from
     subsidiaries.......................................      (6,205)       (12,075)       (16,786)
  Other.................................................           1         (8,498)        (3,257)
                                                            --------       --------       --------
Net cash provided by (used in) financing activities.....      11,138          7,977        (37,569)
                                                            --------       --------       --------
Net increase in cash and cash equivalents...............       2,796          1,970          3,617
Cash and cash equivalents at beginning of year..........       4,536          2,566         (1,051)
                                                            --------       --------       --------
Cash and cash equivalents at end of year................    $  7,332       $  4,536       $  2,566
                                                            ========       ========       ========

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Mfg. LLC

     We have audited the accompanying consolidated balance sheets of Thermadyne Mfg. LLC and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholder's deficit, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Mfg. LLC and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that Thermadyne Mfg. LLC will continue as a going concern. As more fully described in
Note 2 to the financial statements, on November 19, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Eastern District of Missouri. The filing was necessary due to events of default on the Company's debt covenants. In addition, the Company has incurred recurring net losses applicable to common shares and has a shareholder deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                            /s/ ERNST & YOUNG LLP

St. Louis, Missouri
February 28, 2002

                              THERMADYNE MFG. LLC

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................   $  14,800      $  10,362
  Accounts receivable, less allowance for doubtful accounts
     of $3,376 and $3,509 respectively......................      75,816         67,011
  Inventories...............................................      89,748        112,451
  Prepaid expenses and other................................      14,600          4,597
                                                               ---------      ---------
          Total current assets..............................     194,964        194,421
Property, plant and equipment, at cost, net.................      81,012         84,725
Deferred financing costs, net...............................      11,409         15,445
Intangibles, at cost, net...................................      13,422         14,206
Deferred income taxes.......................................         248            792
Other assets................................................       3,834          2,874
                                                               ---------      ---------
          Total assets......................................   $ 304,889      $ 312,463
                                                               =========      =========

                          LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
  Accounts payable..........................................   $  19,520      $  43,268
  Accrued and other liabilities.............................      25,410         35,290
  Accrued interest..........................................         471          1,982
  Income taxes payable......................................         508         10,119
  Current maturities of long-term obligations...............      11,606         19,737
                                                               ---------      ---------
          Total current liabilities.........................      57,515        110,396
Liabilities subject to compromise...........................     648,036             --
Long-term obligations, less current maturities..............      21,084        567,285
Other long-term liabilities.................................      43,868         61,244
Shareholder's deficit:
  Accumulated deficit.......................................    (502,366)      (469,843)
  Accumulated other comprehensive loss......................     (42,222)       (35,595)
                                                               ---------      ---------
          Total shareholder's deficit.......................    (544,588)      (505,438)
  Net equity and advances to/from parent....................      78,974         78,976
                                                               ---------      ---------
          Total liabilities and shareholder's deficit.......   $ 304,889      $ 312,463
                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Net sales...............................................    $438,224       $510,146       $521,115
Operating expenses:
  Cost of goods sold....................................     296,538        327,480        342,250
  Selling, general and administrative expenses..........      97,152        102,578         99,151
  Amortization of goodwill..............................         371         19,176          1,575
  Amortization of other intangibles.....................       1,804          7,707          3,047
  Net periodic postretirement benefits..................       1,125          1,121          3,200
  Special charges.......................................      14,855         42,456         21,886
                                                            --------       --------       --------
Operating income........................................      26,379          9,628         50,006
Other income (expense):
  Interest expense (contractual interest expense of
     $59,611 in 2001)...................................     (57,480)       (62,545)       (55,321)
  Amortization of deferred financing costs..............      (3,987)        (2,941)        (3,214)
  Other.................................................      (1,461)            28            319
                                                            --------       --------       --------
Loss before reorganization items and income tax
  provision.............................................     (36,549)       (55,830)        (8,210)
Reorganization items....................................      (6,723)            --             --
                                                            --------       --------       --------
Loss before income tax provision........................     (29,826)       (55,830)        (8,210)
Income tax provision....................................       2,697         28,588          8,807
                                                            --------       --------       --------
Net loss................................................    $(32,523)      $(84,418)      $(17,017)
                                                            ========       ========       ========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                                                         ACCUMULATED
                                                                            OTHER
                                                          ACCUMULATED   COMPREHENSIVE
                                                            DEFICIT         LOSS          TOTAL
                                                          -----------   -------------   ---------
January 1, 1999.........................................   $(368,408)     $(15,534)     $(383,942)
Comprehensive loss:
  Net loss..............................................     (17,017)           --        (17,017)
  Other comprehensive loss -- foreign currency
     translation........................................          --        (8,361)        (8,361)
                                                                                        ---------
Comprehensive loss......................................                                  (25,378)
                                                                                        ---------
December 31, 1999.......................................    (385,425)      (23,895)      (409,320)
Comprehensive loss:
  Net loss..............................................     (84,418)           --        (84,418)
  Other comprehensive loss -- foreign currency
     translation........................................          --       (11,700)       (11,700)
                                                                                        ---------
Comprehensive loss......................................                                  (96,118)
                                                           ---------      --------      ---------
December 31, 2000.......................................    (469,843)      (35,595)      (505,438)
Comprehensive loss:
  Net loss..............................................     (32,523)           --        (32,523)
  Other comprehensive income (loss):
     Foreign currency translation.......................          --        (7,335)        (7,335)
     Pension............................................          --           708            708
                                                                                        ---------
  Comprehensive loss....................................                                  (39,150)
                                                           ---------      --------      ---------
December 31, 2001.......................................   $(502,366)     $(42,222)     $(544,588)
                                                           =========      ========      =========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Cash flows provided by (used in) operating activities:
Net loss................................................    $(32,523)      $(84,418)      $(17,017)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Net periodic postretirement benefits...............       1,125          1,121          3,200
     Depreciation.......................................      17,055         15,335         18,860
     Amortization of goodwill...........................         371         19,176          1,575
     Amortization of other intangibles..................       1,804          7,707          3,047
     Non-cash portion of interest expense...............       4,249          4,148             --
     Amortization of deferred financing costs...........       3,987          2,941          3,214
     Benefit from rejection of executory contracts......     (12,228)            --             --
     Recognition of net operating loss carryforwards....          --             --          3,313
     Deferred income taxes..............................         527         25,043          3,468
     Loss on asset disposal.............................          --          9,990          2,739
  Changes in operating assets and liabilities:
     Accounts receivable................................       9,874          6,996         19,239
     Inventories........................................      10,814        (16,273)        25,425
     Prepaid expenses and other.........................      (9,437)         1,082          1,638
     Accounts payable...................................      (5,416)           992         (3,751)
     Accrued and other liabilities......................        (240)         8,361        (10,453)
     Accrued interest...................................      19,000           (445)         1,921
     Income taxes payable...............................        (324)           424         (1,818)
     Other long-term liabilities........................      (2,508)        (3,291)        (4,126)
                                                            --------       --------       --------
          Total adjustments.............................      38,653         83,307         67,491
                                                            --------       --------       --------
          Net cash provided by (used in) operating
            activities..................................       6,130         (1,111)        50,474
                                                            --------       --------       --------
Cash flows used in investing activities:
  Capital expenditures, net.............................     (15,323)       (18,691)       (10,168)
  Proceeds from sale of assets..........................          --          6,961             --
  Change in other assets................................        (826)        (1,051)        (1,046)
  Acquisitions, net of cash.............................          --         (3,767)        (5,886)
                                                            --------       --------       --------
          Net cash used in investing activities.........     (16,149)       (16,548)       (17,100)
                                                            --------       --------       --------
Cash flows provided by (used in) financing activities:
  Change in long-term receivables.......................        (153)           384           (353)
  Borrowing under debtor-in-possession credit
     facility...........................................       8,650             --             --
  Repayment of long-term obligations....................     (12,283)       (26,477)       (23,166)
  Borrowing of long-term obligations....................      40,049         34,216         26,535
  Change in accounts receivable securitization..........     (20,999)        20,999        (23,843)
  Financing fees........................................          --         (1,125)          (901)
  Change in net equity of parent........................          (2)        (3,988)         3,198
  Other.................................................        (805)        (9,309)        (2,842)
                                                            --------       --------       --------
          Net cash provided by (used in) financing
            activities..................................      14,457         14,700        (21,372)
                                                            --------       --------       --------
Net increase (decrease) in cash and cash equivalents....       4,438         (2,959)        12,002
Cash and cash equivalents at beginning of year..........      10,362         13,321          1,319
                                                            --------       --------       --------
Cash and cash equivalents at end of year................    $ 14,800       $ 10,362       $ 13,321
                                                            ========       ========       ========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. THE COMPANY

     As used in this report, the terms "Thermadyne" and the "Company" mean Thermadyne Holdings Corporation, the term "Thermadyne LLC" means Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC. The Company is a global manufacturer of cutting and welding products and accessories.

     Thermadyne Capital, a wholly owned subsidiary of Thermadyne LLC, was formed solely for the purpose of serving as co-issuer of the 9 7/8% Senior Subordinated Notes due 2008. Thermadyne Capital has no substantial assets or liabilities and no operations of any kind and the Indenture pursuant to which the Senior Subordinated Notes were issued limits Thermadyne Capital's ability to acquire or hold any significant assets, incur any liabilities or engage in any business activities, other than in connection with the issuance of the Senior Subordinated Notes.

2. RECENT EVENTS

  Bankruptcy Filing

     On November 19, 2001, the Company and substantially all of its domestic subsidiaries, including Thermadyne LLC and Thermadyne Capital (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court".) The filing resulted from insufficient liquidity, and was determined to be the most efficient and favorable alternative to restructure the Company's balance sheet. Since 1998, the Company's operating results have been negatively impacted by a weak industrial economy in the U.S. as well as difficult economic conditions in most of its foreign markets. The deterioration of operating results and liquidity made it increasingly difficult for the Company to meet all of its debt service obligations. Prior to filing Chapter 11, the Company failed to make the semi-annual interest payments on the 10.75% subordinated notes, due November 1, 2003 (the "Subordinated Notes"), which were due on May 1 and November 1, 2001, and totaled approximately $4.0 million. In addition, the Company failed to make an interest payment in the amount of $10.2 million related to the 9.875% senior subordinated notes, due June 1, 2008 (the "Senior Subordinated Notes"), which was due on June 1, 2001. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage the business as a debtor-in-possession subject to the supervision of the Court.

     On January 8, 2002, the Court entered the final order approving a new $60 million debtor-in-possession credit facility among Thermadyne LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the "DIP Facility".) Prior to the final order, on November 21, 2001, the Court entered an interim order authorizing the Debtors to use up to $25 million of the DIP Facility for loans and letters of credit. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or November 21, 2002. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Actual borrowing availability is subject to a borrowing base calculation. The amount available to the Company under the DIP Facility is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of December 31, 2001, the Company's eligible accounts receivable, inventories and fixed assets supported access to $58.0 million of the DIP Facility. As of December 31, 2001, the Company had borrowed $8.7 million and issued letters of credit of $0.1 million under the DIP Facility. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation,

                              THERMADYNE MFG. LLC
amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs), and other customary provisions.

     As of December 1, 2001, Thermadyne LLC discontinued accruing interest on the Senior Subordinated Notes, and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"). Contractual interest on the Senior Subordinated Notes and the Junior Notes for the year ended December 31, 2001, was $20.4 million, and $4.7 million, respectively. Interest recorded for the Senior Subordinated Notes, and the Junior Notes was $18.7 million, and $4.3 million, respectively. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on its old syndicated senior secured credit agreement (the "Old Credit Facility.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on Thermadyne LLC's obligations was $59.6 million for the year ended December 31, 2001, which was $2.1 million in excess of reported interest.

     Pursuant to the provisions of the Bankruptcy Code, substantially all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims against the Debtors may be filed with the Court through April 19, 2002. As debtor-in-possession, the Debtors have the right, subject to Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

     The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor's committee appointed in the Chapter 11 proceedings and the lenders. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to significantly strengthen the Company's financial position.

     Management expects that a Plan of Reorganization will be completed and ready to file with the Court during the second calendar quarter of 2002. Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Court, or that such plan will be consummated. The Company has moved the Court to extend the period during which the Debtors may file a Plan of Reorganization through July 1, 2002. On April 2, 2001, the Court will consider the Company's motion for such extension. There can be no assurance that the Court will grant such extension. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Debtors, would have the right to propose alternative plans of reorganization.

     Although the Chapter 11 filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

     The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 case. Under Chapter 11, the right of, and ultimate payment by the Company to pre-petition creditors may be substantially altered. This could result in

                              THERMADYNE MFG. LLC
claims being paid in the Chapter 11 proceedings at less (and possibly substantially less) than 100 percent of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements, and are included in the line "liabilities subject to compromise" on the consolidated balance sheet. Additionally, the interests of existing preferred and common shareholders could be substantially diluted or even eliminated.

  Liabilities Subject to Compromise

     Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as debtor-in-possession. These claims are shown in the December 31, 2001, balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. The principal categories of liabilities subject to compromise at December 31, 2001, consisted of the following:

Trade accounts payable......................................  $ 17,334
Accrued and other liabilities...............................     3,500
Accrued interest............................................    20,493
Accrued income taxes........................................    11,290
Old Credit Facility.........................................   353,437
Senior Subordinated Notes...................................   207,000
Junior Notes................................................    33,427
Other long-term liabilities.................................     1,555
                                                              --------
          Total.............................................  $648,036
                                                              ========

  Reorganization Items

     Reorganization items in 2001, include $4.8 million of professional fees and expenses, a benefit of the $12.2 million resulting from the Court's approval of a Company motion to reject a non-cancelable lease obligation on a substantially idle facility, and $0.7 million of other reorganization costs.

  Special Charges

     Special charges incurred during the year ended December 31, 2001, were $14.9 million and were comprised primarily of $7.0 million related to business reengineering initiatives, $3.2 million related to an information technology transformation project, and $2.4 million to logistics initiatives. The remainder resulted mostly from the relocation of production to Mexico. Special charges of $42.5 million were incurred during the year ended December 31, 2000, and are comprised primarily of $19.4 million of costs related to the relocation of production to Mexico and Asia, $11.0 million resulting from the Company's reorganization of its domestic gas management business, $5.0 million related to changes in senior management, and $4.7 million related to an information technology and business process reengineering project the Company initiated in the third quarter of 2000. In 1999, special charges of $21.9 million were recorded related to the reorganization of the Company's Australian and Asian operations, the consolidation of two domestic facilities and detachable warrants issued in conjunction with junior subordinated notes.

                              THERMADYNE MFG. LLC

  Acquisitions

     In 2000, the Company made the following two acquisitions. On April 13, the Company, through a 90% owned subsidiary, acquired all the assets of Unique Welding Alloys ("Unique"), a business that sells industrial gases, welding equipment and accessories to the retail end-user trade, and on November 9, the Company, through a 90% owned subsidiary, acquired all the assets of Maxweld & Braze (Pty) Ltd., a wholesale business that sells welding equipment and accessories to distributors and the retail end-user trade. Both of these businesses are located in Boksburg, South Africa. The aggregate consideration paid for these two acquisitions was approximately $4.4 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

     In 1999, the Company made the following two acquisitions. On March 11, the Company acquired all the issued and outstanding capital stock of Soltec S.A., a manufacturer of manual electrodes and tubular wires for hardfacing and special applications, located in Santiago, Chile. On April 14, the Company acquired all the issued and outstanding capital stock of Tecmo Srl, a manufacturer of torches and plasma and laser consumables located in Rastignano, Italy. The aggregate consideration paid for these two acquisitions was approximately $6 million and was financed through existing bank facilities. These transactions were accounted for as purchases.

     The operating results of the acquired companies have been included in the Consolidated Statements of Operations from their respective dates of acquisition. Pro forma unaudited results of operations for the twelve months ended December 31, 2000 and 1999 have not been presented since they would not have differed materially from actual results.

3. SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Thermadyne and its majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     Bankruptcy Accounting. Since the Chapter 11 bankruptcy filing, the Company has applied the provisions in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7.") SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements, but it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

     Estimates. Preparation of financial statements in conformity with generally accepted accounting principles requires certain estimates and assumptions be made that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic subsidiaries and the first-in, first-out ("FIFO") method for foreign subsidiaries. Inventories at foreign subsidiaries amounted to approximately $37,986 and $47,698 at December 31, 2001 and 2000, respectively.

     Property, Plant and Equipment. Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings -- 25 years; and machinery and equipment -- two to ten years. Property, plant and equipment recorded under capital leases is depreciated using the lower of either the lease term or the underlying asset's useful life.

                              THERMADYNE MFG. LLC

     Deferred Financing Costs. The Company capitalizes loan origination fees and other costs incurred arranging long-term financing. These costs are amortized over the respective lives of the obligations using the effective interest method.

     Intangibles. The excess of costs over the net tangible assets of businesses acquired consists of patented technology and goodwill. Identified intangible assets are amortized on a straight-line basis over the various estimated useful lives of such assets, which generally range from three to 25 years. Goodwill related to acquisitions is amortized over 40 years. The Company records impairment losses on long-lived assets including goodwill or related intangibles when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.

     Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the carrying value of assets and liabilities for financial reporting purposes and their tax basis. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Revenue Recognition. Revenue from the sale of cutting and welding products is recognized upon shipment to the customer. Costs and related expenses to manufacture cutting and welding products are recorded as cost of sales when the related revenue is recognized.

     Comprehensive Loss. At December 31, 2001, 2000, and 1999, accumulated comprehensive loss amounted to $42,930, $35,595, and $23,895, respectively, for foreign currency translation. Accumulated comprehensive income for pensions was $708 at December 31, 2001.

     Statements of Cash Flows. For purposes of the statements of cash flows, Thermadyne considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     The following table shows the interest and taxes paid during the periods presented in the accompanying consolidated statements of cash flows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                      -----------------   -----------------   -----------------
Interest............................       $34,220             $58,842             $53,400
Taxes...............................         2,353               3,129               2,663

     Operating cash disbursements resulting from the reorganization include $6.0 million related to professional fees and expenses, $1.9 million of fees related to the DIP Facility and Old Credit Facility, and $0.1 million of other reorganization costs. Included in the amount for professional fees and expenses was approximately $2.0 million of retainers, which were included in prepaid assets at December 31, 2001.

     Foreign Currency Translation. Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains or losses are included in other comprehensive income in the component of shareholder's deficit designated "Foreign currency translation." The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented. The Company's foreign operations are described in Note 12.

     Derivatives. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value.

                              THERMADYNE MFG. LLC

Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm or forecasted commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

     During 2001, 2000 and 1999, the Company used an interest rate swap to manage its cost of borrowing on a portion of its floating rate debt, as required by the Old Credit Facility. On January 4, 2002, the swap expired and was not replaced.

     Recent Accounting Pronouncements. In June, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company will apply SFAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to increase operating income by approximately $0.5 million in 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS
142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company does not believe these tests will have a material effect on its results of operations or its financial position.

4. ACCOUNTS RECEIVABLE

     On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sold on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The Company retained servicing responsibilities for accounts receivable collections, but received no servicing fee. Effective with the Chapter 11 filing this program began to liquidate and at December 31, 2001, all participation interests had been fully funded. On January 4, 2002, the program was terminated and final distributions made to investors. The amount of participation interests sold under this financing arrangement was approximately $20,999 at December 31, 2000. The sold accounts receivable are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum. The Company records no gains or losses from the securitization arrangement.

     Previously, the Company was party to a similar accounts receivable securitization agreement which expired on November 15, 1999, whereby it sold participation interests in up to $50,000 of designated accounts receivable. The terms, eligibility criteria and accounting treatment were substantially the same as the current agreement. Interest expense accrued at the rate of one-month LIBOR plus 50 basis points, per annum.

                              THERMADYNE MFG. LLC

5. INVENTORIES

     The composition of inventories at December 31, is as follows:

                                                            2001       2000
                                                          --------   --------
Raw materials...........................................  $ 18,142   $ 20,829
Work-in-process.........................................    25,517     26,853
Finished goods..........................................    46,442     65,582
                                                          --------   --------
                                                            90,101    113,264
LIFO reserve............................................      (353)      (813)
                                                          --------   --------
                                                          $ 89,748   $112,451
                                                          ========   ========

6. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31, is as follows:

                                                            2001       2000
                                                          --------   --------
Land....................................................  $  9,065   $ 10,016
Building................................................    29,547     35,834
Machinery and equipment.................................   114,186     99,197
                                                          --------   --------
                                                           152,798    145,047
Accumulated depreciation................................   (71,786)   (60,322)
                                                          --------   --------
                                                          $ 81,012   $ 84,725
                                                          ========   ========

     Assets recorded under capitalized leases were $23,320 ($15,822 net of accumulated depreciation) and $19,641 ($13,165 net of accumulated depreciation) at December 31, 2001 and 2000, respectively.

7. INTANGIBLES

     The composition of intangibles at December 31, is as follows:

                                                            2001       2000
                                                          --------   --------
Goodwill................................................  $ 13,509   $ 13,489
Other...................................................    11,421     11,645
                                                          --------   --------
                                                            24,930     25,134
Accumulated amortization................................   (11,508)   (10,928)
                                                          --------   --------
                                                          $ 13,422   $ 14,206
                                                          ========   ========

     During the third quarter of 2000, the Company recorded impairment losses of $18.5 million and $4.9 million related to goodwill and other intangible assets, respectively, associated with its Australian business. These impairment losses were recorded through increased amortization expense. The Company records impairment losses on long-lived assets including goodwill or related intangibles when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. Prolonged weak economic conditions in Australia led to the Company's reassessment and ultimate write-down of these assets.

                              THERMADYNE MFG. LLC

8. LONG-TERM OBLIGATIONS

     The composition for long-term obligations at December 31, is as follows:

                                                           2001        2000
                                                         ---------   --------
Debtor-in-possession credit facility...................  $   8,650   $     --
Revolving Credit Facility(1)...........................     58,500     23,500
Term A Facility -- United States(1)....................     57,885     61,453
Term A Facility -- Australia(1)........................     13,342     15,596
Term A Facility -- Italy(1)............................      6,482      7,286
Term B Facility(1).....................................    108,614    109,427
Term C Facility(1).....................................    108,614    109,427
Senior subordinated notes, due June 1, 2008, 9 7/8%
  interest payable semiannually on June 1 and December
  1(1).................................................    207,000    207,000
Junior subordinated notes, due December 15, 2009, 15%
  interest payable quarterly on March 15, June 15,
  September 15, and December 15(1).....................     33,427     29,148
Capital leases.........................................     21,191     19,943
Other..................................................      2,849      4,242
                                                         ---------   --------
                                                           626,554    587,022
Amounts classified as liabilities subject to
  compromise...........................................   (593,864)        --
                                                         ---------   --------
                                                            32,690    587,022
Current maturities.....................................    (11,606)   (19,737)
                                                         ---------   --------
                                                         $  21,084   $567,285
                                                         =========   ========

---------------

(1) Amounts outstanding at December 31, 2001, have been classified as liabilities subject to compromise.

     At December 31, 2001, the schedule of principal payments on long-term debt, excluding capital lease obligations and amounts subject to compromise, is as follows:

2002.......................................................  $10,362
2003.......................................................      401
2004.......................................................      354
2005.......................................................      148
2006.......................................................      131
Thereafter.................................................      103

  DIP Facility

     The DIP Facility provides for total borrowings of $60 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of December 31, 2001, the Company's eligible accounts receivable, inventories and fixed assets supported access to $58.0 of the DIP Facility. Interest on the DIP Facility accrues at the administrative agent's adjusted base rate plus 2.25% in the case of alternate base rates loans, and at an adjusted London Interbank Offered Rate ("LIBOR") plus 3.5% in the case of LIBOR loans. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation,

                              THERMADYNE MFG. LLC
amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs) and other customary provisions. The DIP Facility expires on the earlier of the consummation of a Plan of Reorganization or November 21, 2002. At December 31, 2001, the Company had borrowed $8.7 million and issued $0.1 million of letters of credit under the DIP Facility, resulting in availability of approximately $49.2 million.

     Thermadyne LLC pays a commitment fee calculated at a rate of 0.75% per annum on the daily average unused commitment under the DIP Facility. Such fee is payable monthly in arrears and upon termination of the DIP Facility. Thermadyne LLC also pays a fee calculated at 3.5% per annum based on the average letters of credit outstanding. Such fee is payable monthly in arrears and upon termination of the DIP Facility.

  Old Credit Facility

     The Old Credit Facility includes a $330 million term loan facility (the "Term Loan Facility") and a $100 million revolving credit facility (subject to adjustment as provided below), which provides for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility is comprised of a term A facility of $100 million (the "Term A Facility"), which has a maturity of six years, a term B facility of $115 million (the "Term B Facility"), which has a maturity of seven years, and a term C facility of $115 million (the "Term C Facility"), which has a maturity of eight years. The Revolving Credit Facility terminates six years after the date of initial funding of the Old Credit Facility. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on the Old Credit Facility. This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. As a result of the Chapter 11 filing and other ongoing covenant violations, the Company has no borrowing availability under the Old Credit Facility. At December 31, 2001, the Company had $8.1 million of standby letters of credit outstanding under the Revolving Credit Facility.

     On November 10, 1999, the Company amended the Old Credit Facility to allow the restructuring of certain of its manufacturing operations and to adjust its financial covenants. In accordance with the amendment, the rate at which the Old Credit Facility bears interest was adjusted to, at Thermadyne LLC's option, the administrative agent's alternative base rate or the reserve-adjusted LIBOR plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.50% for revolving and Term A loans, (y) 1.75% for Term B loans and
(z) 2.00% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.75% for revolving and Term A loans, (y) 3.00% for Term B loans and (z) 3.25% for Term C loans. The applicable margin may vary based on Thermadyne LLC's ratio of consolidated indebtedness to Adjusted EBITDA. In addition, the amendment required the issuance of $25.0 million of Junior Subordinated Notes with detachable warrants for the purchase of the Company's common stock.

     Prior to the amendment of the Old Credit Facility applicable margins were
(i) in the case of alternative base rate loans, (x) 1.00% for revolving and Term A loans, (y) 1.25% for Term B loans and (z) 1.50% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.25% for revolving and Term A loans, (y) 2.50% for Term B loans and (z) 2.75% for Term C loans.

     Thermadyne LLC pays a letter of credit fee calculated (i) in the case of standby letters of credit, at a rate per annum equal to the then applicable margin for LIBOR loans under the Revolving Credit Facility minus 0.125% and (ii) in the case of documentary letters of credit, at a rate per annum equal to 1.25% plus, in each case, a fronting fee on the stated amount of each letter of credit. Such fees are payable quarterly in arrears. In addition, Thermadyne LLC pays customary transaction charges in connection with any letters of credit.

                              THERMADYNE MFG. LLC

  Senior Subordinated Notes

     The Senior Subordinated Notes are general unsecured obligations of Thermadyne LLC and Thermadyne Capital and will be subordinated in right of payment to all senior indebtedness of Thermadyne LLC and Thermadyne Capital (including borrowings under the DIP Facility and the Old Credit Facility). The Senior Subordinated Notes are unconditionally guaranteed on a senior subordinated basis by certain of Thermadyne LLC's existing domestic subsidiaries (the "Guarantor Subsidiaries"). The note guarantees will be general unsecured obligations of the Guarantor Subsidiaries, are subordinated in right of payment to all existing and future senior indebtedness of the Guarantor Subsidiaries, including indebtedness under the DIP Facility and the Old Credit Facility, and will rank senior in right of payment to any future subordinated indebtedness of the Guarantor Subsidiaries.

  Junior Subordinated Notes

     The Junior Notes, which have detachable warrants for the purchase of the Company's common stock, are general unsecured obligations of Thermadyne LLC and will be subordinated in right of payment to all existing and future senior and senior subordinated indebtedness of Thermadyne LLC. Thermadyne LLC, at its option, may pay interest in additional Junior Notes between the date of original issuance and December 15, 2004 on each March 15, June 15, September 15 and December 15 at the rate of 15%. Beginning December 15, 2004, interest will accrue at the rate of 15% per annum on each interest payment date, provided that if and for so long as payment of interest on the Junior Notes is prohibited under the terms of the Old Credit Facility, interest shall be paid by the issuance of additional Junior Notes.

     As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes and the Junior Notes. Contractual interest on the Senior Subordinated Notes and the Junior Notes was $20.4 million and $4.7 million, respectively. Interest recorded for the Senior Subordinated Notes and the Junior Notes was $18.7 million and $4.3 million, respectively. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes, except pursuant to a confirmed Plan of Reorganization.

9. LEASES

     Future minimum lease payments under leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2001 are as follows:

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
2002........................................................     3,455     3,905
2003........................................................     3,525     3,152
2004........................................................     3,683     2,683
2005........................................................     3,410     2,239
2006........................................................     2,830     1,791
Thereafter..................................................    20,988     6,471
                                                              --------
          Total minimum lease payments......................    37,891
Amount representing interest................................   (16,696)
                                                              --------
Present value of net minimum lease payments, including
  current obligations of $1,244.............................  $ 21,191
                                                              ========

     Rent expense under operating leases from continuing operations amounted to $5,636, $6,602, and $7,347 for the years ended December 31, 2001, 2000, and
1999, respectively.

                              THERMADYNE MFG. LLC

10. INCOME TAXES

     Pre-tax loss was taxed under the following jurisdictions:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                      -----------------   -----------------   -----------------
Domestic............................      $(28,305)           $(31,264)           $ 10,054
Foreign.............................        (1,521)            (24,566)            (18,264)
                                          --------            --------            --------
  Loss before income taxes..........      $(29,826)           $(55,830)           $ (8,210)
                                          ========            ========            ========

     The provision for income taxes is as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                      -----------------   -----------------   -----------------
Current:
  Federal...........................       $   --              $    --             $  240
  Foreign...........................        2,000                3,393              2,206
  State and local...................          150                  150                400
                                           ------              -------             ------
          Total current.............        2,150                3,543              2,846
                                           ------              -------             ------
Deferred............................          547               25,045              5,961
                                           ------              -------             ------
                                           $2,697              $28,588             $8,807
                                           ======              =======             ======

     The composition of deferred tax assets and liabilities attributable to continuing operations at December 31 is as follows:

                                                                2001       2000
                                                              --------   --------
Deferred tax assets:
  Post-employment benefits..................................  $  9,143   $  9,303
  Accrued liabilities.......................................     5,832      6,758
  Intangibles...............................................     8,145      8,329
  Other.....................................................     2,275      4,811
  Fixed assets..............................................     2,819      9,967
  Net operating loss carryforwards..........................    49,338     33,963
                                                              --------   --------
          Total deferred tax assets.........................    77,552     73,131
  Valuation allowance for deferred tax assets...............   (74,121)   (67,501)
                                                              --------   --------
          Net deferred tax asset............................     3,431      5,630
                                                              --------   --------
Deferred tax liabilities:
  Inventories...............................................     3,183      4,838
                                                              --------   --------
          Total deferred tax liabilities....................     3,183      4,838
                                                              --------   --------
          Net deferred tax asset............................  $    248   $    792
                                                              ========   ========

     The income tax provision for the years ended December 31, 2001 and 2000, includes a charge of $9.7 million and $33.8 million, respectively, to increase the valuation allowance on the net deferred tax amount as management does not believe this asset will be fully realized based on projections of income in future periods.

                              THERMADYNE MFG. LLC

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31   DECEMBER 31,   DECEMBER 31,
                                                     2001           2000           1999
                                                  -----------   ------------   ------------
Tax at U.S. statutory rates.....................   $(10,439)      $(19,542)      $(2,874)
Nondeductible goodwill amortization and other
  nondeductible expenses........................        777          7,741           793
Change in valuation allowance...................      9,668         33,817          (809)
Foreign tax rate differences and nonrecognition
  of foreign tax loss benefits..................      2,593          6,422         8,225
Issuance of warrants............................         --             --         3,212
State income taxes, net of federal tax
  benefit.......................................         98            150           260
                                                   --------       --------       -------
                                                   $  2,697       $ 28,588       $ 8,807
                                                   ========       ========       =======

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $122,000 available for U.S. federal income tax purposes which expire between 2002 and 2021. Utilization of the majority of these net operating loss carryforwards is subject to various limitations due to previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company. Pursuant to the requirements of the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Entities in Reorganization Under the Bankruptcy Code," the tax benefit resulting from the utilization of net operating loss carryforwards that existed on the effective date of the Company's financial reorganization will be reported as a direct addition to paid-in capital.

     The Company's foreign subsidiaries have undistributed earnings at December 31, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

11. EMPLOYEE BENEFIT PLANS

     401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company's domestic employees. The Company, at its discretion, can make a base contribution of 1% of each employee's compensation and an additional contribution equal to as much as 4% of the employee's compensation. At the employee's discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make matching contributions of 50% for the first 6% of the voluntary employee contribution. Total expense for this plan was approximately $2,038, $2,115, and $2,223 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Pension Plans. The Company's subsidiaries have had various noncontributory defined benefit pension plans which covered substantially all U.S. employees. The Company froze and combined its three noncontributory defined benefit pension plans through amendments to such plans effective December 31, 1989. All former participants of these plans became eligible to participate in the 401(k) Retirement Plan effective January 1, 1990. Prepaid benefit cost at December 31, 2001 was $358, and $163 at December 31, 2000. There were no accrued benefit liabilities at December 31, 2001 or 2000. In addition, the Company's Australian subsidiary has a Superannuation Fund established by a Trust Deed which operates on a lump sum scheme to

                              THERMADYNE MFG. LLC
provide benefits for its employees. Prepaid benefit cost at December 31, 2001 and 2000, was $6,204 and $5,630, respectively. There were no accrued benefit liabilities at December 31, 2001 or 2000. The prepaid benefit cost is not included in the table below or in the Company's balance sheet, as the Company has no legal right to amounts included in this fund.

     Other Postretirement Benefits. The Company has a retirement plan covering both salaried and non-salaried retired employees, which provides postretirement health care benefits (medical and dental) and life insurance benefits. The postretirement health care portion is contributory, with retiree contributions adjusted annually as determined by the Company based on claim costs. The postretirement life insurance portion is noncontributory. The Company recognizes the cost of postretirement benefits on the accrual basis as employees render service to earn the benefit. The Company continues to fund the cost of health care and life insurance benefits in the year incurred.

     The following table provides a reconciliation of benefit obligations, plan assets and status of the pension and other postretirement benefit plans as recognized in the Company's consolidated balance sheets for the years ended December 31, 2001 and 2000:

                                                                          OTHER
                                                                     POSTRETIREMENT
                                               PENSION BENEFITS         BENEFITS
                                              ------------------   -------------------
                                               2001       2000       2001       2000
                                              -------   --------   --------   --------
Change in Benefit Obligation:
  Benefit obligation at beginning of year...  $14,088   $ 13,414   $ 13,431   $ 13,005
  Service cost..............................       --         --        877        791
  Interest cost.............................    1,022      1,001        992      1,022
  Actuarial loss............................      351        361        371        523
  Plan amendments...........................       --         --         --     (1,216)
  Benefits paid.............................     (797)      (688)      (862)      (694)
                                              -------   --------   --------   --------
  Benefit obligation at end of year.........  $14,664   $ 14,088   $ 14,809   $ 13,431
                                              =======   ========   ========   ========
Change in plan assets:
  Fair value of plan assets at beginning of
     year...................................  $15,809   $ 15,690
  Actual return on plan assets..............     (604)       932
  Benefits paid.............................     (797)      (688)
  Administrative expenses...................     (124)      (125)
                                              -------   --------
  Fair value of plan assets at end of
     year...................................  $14,284   $ 15,809
                                              =======   ========
Funded status of the plan (underfunded).....  $  (380)  $  1,721   $(14,809)  $(13,431)
  Unrecognized net actuarial loss (gain)....      708     (1,611)    (8,770)    (9,692)
  Unrecognized prior service cost...........       30         53     (2,195)    (2,388)
                                              -------   --------   --------   --------
  Prepaid (accrued) benefit cost............  $   358   $    163   $(25,774)  $(25,511)
                                              =======   ========   ========   ========
Weighted-average assumptions as of December
  31:
  Discount rate.............................     7.25%       7.5%      7.25%       7.5%
  Expected return on plan assets............        8%         8%       N/A        N/A
  Rate of compensation increase.............      N/A        N/A        N/A        N/A

                              THERMADYNE MFG. LLC

     Net periodic pension and other postretirement benefit costs include the following components:

                                      PENSION BENEFITS         OTHER POSTRETIREMENT BENEFITS
                                 ---------------------------   ------------------------------
                                  2001      2000      1999       2001       2000       1999
                                 -------   -------   -------   --------   --------   --------
Components of the net periodic
  benefit cost:
  Service cost.................  $    --   $    --   $    --    $  877     $  791     $  761
  Interest cost................    1,022     1,001     1,012       992      1,022        842
  Expected return on plan
     assets....................   (1,232)   (1,226)   (1,179)       --         --         --
  Recognized (gain) loss.......       (8)     (153)       --      (551)      (591)     1,698
  Prior service cost
     recognized................       23        23        23      (193)      (101)      (101)
                                 -------   -------   -------    ------     ------     ------
Benefit cost (credit)..........  $  (195)  $  (355)  $  (144)   $1,125     $1,121     $3,200
                                 =======   =======   =======    ======     ======     ======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.0% in 2001, declining gradually to 6.0% in 2012. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.5% in 2000 and 9.5% in 1999. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components in
  2001....................................................      $  354          $  (300)
Effect on postretirement benefit obligation as of December
  31, 2001................................................      $2,396          $(1,929)

12. SEGMENT INFORMATION

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

                              THERMADYNE MFG. LLC

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.

                                                                   ALL OTHER
                              UNITED                               GEOGRAPHIC
                              STATES    EUROPE    AUSTRALIA/ASIA    REGIONS      OTHER     CONSOLIDATED
                             --------   -------   --------------   ----------   --------   ------------
2001
Revenue from external
  customers................  $293,837   $45,874      $ 44,468       $54,045     $     --     $438,224
Intersegment revenues......    25,652     8,303           435         3,970      (38,360)          --
Depreciation and
  amortization of
  intangibles..............    10,248       967         4,022         1,715        2,278       19,230
Operating income (loss)....    46,600     3,557        (3,784)        2,612      (22,606)      26,379
Identifiable assets........   130,197    50,505        37,660        43,409       46,662      308,433
Capital expenditures.......    10,099     1,648           437         2,334          806       15,324
2000
Revenue from external
  customers................  $342,392   $56,434      $ 54,062       $57,258     $     --     $510,146
Intersegment revenues......    37,996    15,674         1,985            --      (55,655)          --
Depreciation and
  amortization of
  intangibles..............     9,104     2,546        20,259         1,923        8,386       42,218
Operating income (loss)....    65,969     4,469       (27,616)         (903)     (32,291)       9,628
Identifiable assets........   135,758    59,319        48,548        46,615       22,223      312,463
Capital expenditures.......     6,144     5,172         3,697         1,859        1,819       18,691
1999
Revenue from external
  customers................  $343,521   $56,449      $ 76,763       $44,382     $     --     $521,115
Intersegment revenues......    34,290    15,678         2,819           414      (53,201)          --
Depreciation and
  amortization of
  intangibles..............    11,164     2,737         4,603           590        4,388       23,482
Operating income (loss)....    71,941     3,109        (5,576)       (1,460)     (18,008)      50,006
Identifiable assets........   146,860    54,756        91,949        32,213       68,181      393,959
Capital expenditures.......     5,047       644         2,623         1,317          537       10,168

  Product Line Information

     The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company's products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company's key product lines:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2001           2000           1999
                                                  ------------   ------------   ------------
Gas apparatus...................................    $170,634       $190,996       $186,279
Arc welding equipment...........................      73,615         87,860        104,857
Arc welding consumables.........................     124,446        146,494        149,693
Plasma and automated cutting equipment..........      64,081         79,995         71,083
All other.......................................       5,448          4,801          9,203
                                                    --------       --------       --------
                                                    $438,224       $510,146       $521,115
                                                    ========       ========       ========

                              THERMADYNE MFG. LLC

13. CONTINGENCIES

     The Chapter 11 filing introduces numerous uncertainties which may affect the Company's business, results of operations and prospects. Additional discussion on the Chapter 11 proceedings can be found in Note 2 to these financial statements.

     Thermadyne and certain of its wholly owned subsidiaries are defendants in various legal actions, primarily in the product liability area. While there is uncertainty relating to any litigation, management is of the opinion that the outcome of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

14. FINANCIAL INSTRUMENTS

  Derivative Financial Instruments

     The Company only uses derivatives for hedging purposes. The following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

  Interest Rate Swap

     At December 31, 2001, the Company had an interest rate swap agreement outstanding with a notional amount of $61.5 million, which matured on January 4, 2002, under which the Company paid a fixed rate of interest and received a floating rate of interest over the term of the interest rate swap agreement without the exchange of the underlying notional amount. The interest rate swap agreement converted a portion of the Old Credit Facility from a floating rate obligation to a fixed rate obligation. Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt provided. This agreement was accounted for on the accrual basis.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, trade accounts receivable, and derivatives.

     The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located in different parts of the country and the Company's policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company does not require collateral on these financial instruments.

     Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. The Company does not require collateral for trade accounts receivable.

     The Company is exposed to credit risk in the event of non-performance by the counterparty to its interest rate swap. The Company believes this exposure is limited due to the high credit rating of the counterparty.

  Fair Value

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

                              THERMADYNE MFG. LLC

          Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

          Interest rate swap: Fair value is estimated based on current interest rates and was $19 at December 31, 2001. The carrying value of the swap agreement was zero at December 31, 2001.

          Long-term Debt: The estimated fair value amounts of the Company's long-term obligations have been determined by the Company using available market information. The fair values of the Old Credit Facility and the Senior Subordinated Notes were based on the most recent market information available, and are estimated to be 85% and 37% of their current carrying values at December 31, 2001, or $300,421 and $76,590, respectively. No market information was available with respect to the Junior Notes, but, as a result of the Chapter 11 filing, management believes this obligation has little or no value. As a result of the Chapter 11 filing, the ultimate values of the Old Credit Facility, the Senior Subordinated Notes and the Junior Notes are uncertain and may be materially different than the amounts in the financial statements. The fair values of the obligations outstanding under the DIP Facility and the Company's other long-term obligations are estimated at their current carrying values since these obligations are fully secured and have varying interest charges based on current market rates.

15. GUARANTOR SUBSIDIARIES AND DEBTOR FINANCIAL INFORMATION

     Guarantor Subsidiaries. Thermadyne LLC and Thermadyne Capital, both wholly owned subsidiaries of Holdings, issued $207 million of Senior Subordinated Notes. Holdings received all of the net proceeds from the issuance of the Senior Subordinated Notes and Thermadyne LLC and Thermadyne Capital are jointly and severally liable for all payments under the Senior Subordinated Notes. Additionally, the Senior Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured senior subordinated basis by certain subsidiaries of the Company (the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is wholly owned by Thermadyne LLC.

     The following condensed consolidating financial information of Thermadyne LLC includes the accounts of Thermadyne LLC, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined such information is not material in assessing the Guarantor Subsidiaries.

     Debtor Financial Information. In the following condensed financial information the combination of the amounts in the columns "Thermadyne LLC" and "Total Guarantors" represents, in all material respects, the financial position of the Debtors, excluding Thermadyne Holdings Corporation, as of December 31, 2001 and 2000, and the results of operations and cash flows for each of the three years in the period ended December 31, 2001. This information was prepared on the same basis as the consolidated financial statements.

                              THERMADYNE MFG. LLC

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001

                                     ASSETS

                                  THERMADYNE     TOTAL          TOTAL
                                     LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                  ----------   ----------   --------------   ------------   ---------
Current Assets:
  Cash and cash equivalents.....  $      --    $   7,332      $   7,468       $      --     $  14,800
  Restricted cash...............         --           --             --              --            --
  Accounts receivable...........         --       41,516         34,300              --        75,816
  Inventories...................         --       51,505         38,243              --        89,748
  Prepaid expenses and other....         --       11,360          3,240              --        14,600
                                  ---------    ---------      ---------       ---------     ---------
          Total current
            assets..............         --      111,713         83,251              --       194,964
  Property, plant and equipment,
     at cost, net...............         --       42,033         38,979              --        81,012
  Deferred financing costs,
     net........................     11,409           --             --              --        11,409
  Intangibles, at cost, net.....         --        6,461          6,961              --        13,422
  Deferred income taxes.........         --           --            248              --           248
  Investment in and advances
     to/from subsidiaries.......    168,839           --             --        (168,839)           --
  Other assets..................         --         (261)         4,095              --         3,834
                                  ---------    ---------      ---------       ---------     ---------
          Total assets..........  $ 180,248    $ 159,946      $ 133,534       $(168,839)    $ 304,889
                                  =========    =========      =========       =========     =========

                                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable..............  $      --    $   4,960      $  14,560       $      --     $  19,520
  Accrued and other
     liabilities................         --       18,392          7,018              --        25,410
  Accrued interest..............        457            8              6              --           471
  Income taxes payable..........         --           11            497              --           508
  Current maturities of
     long-term obligations......      8,650          312          2,644              --        11,606
                                  ---------    ---------      ---------       ---------     ---------
          Total current
            liabilities.........      9,107       23,683         24,725              --        57,515
Liabilities subject to
  compromise....................    594,533       33,679         19,824              --       648,036
Long-term obligations, less
  current maturities............         --       15,483          5,601              --        21,084
Other long-term liabilities.....         --       34,471          9,397              --        43,868
Shareholders' equity (deficit):
  Accumulated deficit...........   (502,366)    (350,148)       (90,434)        440,582      (502,366)
  Accumulated other
     comprehensive loss.........         --      (26,914)       (15,308)             --       (42,222)
                                  ---------    ---------      ---------       ---------     ---------
          Total shareholders'
            deficit.............   (502,366)    (377,062)      (105,742)        440,582      (544,588)
Net equity and advances to/from
  subsidiaries..................     78,974      429,692        179,729        (609,421)       78,974
                                  ---------    ---------      ---------       ---------     ---------
          Total liabilities and
            shareholders'
            deficit.............  $ 180,248    $ 159,946      $ 133,534       $(168,839)    $ 304,889
                                  =========    =========      =========       =========     =========

                              THERMADYNE MFG. LLC

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000

                                     ASSETS

                                  THERMADYNE     TOTAL          TOTAL
                                     LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                  ----------   ----------   --------------   ------------   ---------
Current Assets:
  Cash and cash equivalents.....  $      --    $   4,536      $   5,826       $      --     $  10,362
  Restricted cash...............         --           --         24,779         (24,779)           --
  Accounts receivable...........         --         (312)        90,254         (22,931)       67,011
  Inventories...................         --       65,303         47,148              --       112,451
  Prepaid expenses and other....         --        1,877          3,297            (577)        4,597
                                  ---------    ---------      ---------       ---------     ---------
          Total current
            assets..............         --       71,404        171,304         (48,287)      194,421
  Property, plant and equipment,
     at cost, net...............         --       41,184         43,541              --        84,725
  Deferred financing costs,
     net........................     15,393           --             52              --        15,445
  Intangibles, at cost, net.....         --        6,233          7,973              --        14,206
  Deferred income taxes.........         --           (2)           794              --           792
  Investment in and advances
     to/from subsidiaries.......    135,656       13,911             --        (149,567)           --
  Other assets..................         --          461          2,413              --         2,874
                                  ---------    ---------      ---------       ---------     ---------
          Total assets..........  $ 151,049    $ 133,191      $ 226,077       $(197,854)    $ 312,463
                                  =========    =========      =========       =========     =========

                                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable..............  $      --    $  21,479      $  21,789       $      --     $  43,268
  Accrued and other
     liabilities................         --       25,871          9,419              --        35,290
  Accrued interest..............      1,961            6             15              --         1,982
  Income taxes payable..........         --       11,153         (1,034)             --        10,119
  Current maturities of
     long-term obligations......     12,487          286          6,964              --        19,737
                                  ---------    ---------      ---------       ---------     ---------
          Total current
            liabilities.........     14,448       58,795         37,153              --       110,396
Long-term obligations, less
  current maturities............    527,468       15,654         69,163         (45,000)      567,285
Other long-term liabilities.....         --       50,074         11,170              --        61,244
Shareholders' equity (deficit):
  Accumulated deficit...........   (469,843)    (326,380)       (83,651)        410,031      (469,843)
  Accumulated other
     comprehensive loss.........         --      (18,508)       (17,087)             --       (35,595)
                                  ---------    ---------      ---------       ---------     ---------
          Total shareholders'
            deficit.............   (469,843)    (344,888)      (100,738)        410,031      (505,438)
Net equity and advances to/from
  subsidiaries..................     78,976      353,556        209,329        (562,885)       78,976
                                  ---------    ---------      ---------       ---------     ---------
          Total liabilities and
            shareholders'
            deficit.............  $ 151,049    $ 133,191      $ 226,077       $(197,854)    $ 312,463
                                  =========    =========      =========       =========     =========

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                  THERMADYNE     TOTAL          TOTAL
                                     LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                  ----------   ----------   --------------   ------------     --------
Net sales.......................   $     --     $347,981       $165,586        $(75,343)(a)   $438,224
Operating expenses:
  Cost of goods sold............         --      238,308        132,534         (74,304)(a)    296,538
  Selling, general and
     administrative expenses....         --       68,361         28,791              --         97,152
  Amortization of goodwill......         --           32            339              --            371
  Amortization of other
     intangibles................         --        1,386            418              --          1,804
  Net periodic postretirement
     benefits...................         --        1,125             --              --          1,125
  Special charges...............         --       14,252            603              --         14,855
                                   --------     --------       --------        --------       --------
Operating income (loss).........         --       24,517          2,901          (1,039)        26,379
Other income (expense):
  Interest expense..............         --      (52,628)        (6,841)          1,989        (57,480)
  Amortization of deferred
     financing costs............         --       (3,987)            --              --         (3,987)
  Equity in net loss of
     subsidiaries...............    (32,523)          --             --          32,523             --
  Other.........................         --        2,186           (725)         (2,922)        (1,461)
                                   --------     --------       --------        --------       --------
Loss before reorganization items
  and income tax provision......    (32,523)     (29,912)        (4,665)         30,551        (36,549)
Reorganization items............         --       (6,723)            --              --         (6,723)
                                   --------     --------       --------        --------       --------
Loss before income tax
  provision.....................    (32,523)     (23,189)        (4,665)         30,551        (29,826)
Income tax provision............         --          579          2,118              --          2,697
                                   --------     --------       --------        --------       --------
Net loss........................   $(32,523)    $(23,768)      $ (6,783)       $ 30,551       $(32,523)
                                   ========     ========       ========        ========       ========

---------------

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                  THERMADYNE     TOTAL          TOTAL
                                     LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                  ----------   ----------   --------------   ------------     --------
Net sales.......................   $     --     $414,318       $192,511        $(96,683)(a)   $510,146
Operating expenses:
  Cost of goods sold............         --      266,939        158,043         (97,502)(a)    327,480
  Selling, general and
     administrative expenses....         --       71,660         30,918              --        102,578
  Amortization of goodwill......         --        1,769         17,407              --         19,176
  Amortization of other
     intangibles................         --        6,843            864              --          7,707
  Net periodic postretirement
     benefits...................         --        1,121             --              --          1,121
  Special charges...............         --       33,132          9,324              --         42,456
                                   --------     --------       --------        --------       --------
Operating income (loss).........         --       32,854        (24,045)            819          9,628
Other income (expense):
  Interest expense..............         --      (56,835)        (9,006)          3,296        (62,545)
  Amortization of deferred
     financing costs............         --       (2,934)            (7)             --         (2,941)
  Equity in net loss of
     subsidiaries...............    (84,418)          --             --          84,418             --
  Other.........................         --        5,816           (745)         (5,043)            28
                                   --------     --------       --------        --------       --------
Loss before income tax
  provision.....................    (84,418)     (21,099)       (33,803)         83,490        (55,830)
Income tax provision............         --       25,456          3,132              --         28,588
                                   --------     --------       --------        --------       --------
Net loss........................   $(84,418)    $(46,555)      $(36,935)       $ 83,490       $(84,418)
                                   ========     ========       ========        ========       ========

---------------

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                  THERMADYNE     TOTAL          TOTAL
                                     LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                  ----------   ----------   --------------   ------------     --------
Net sales.......................   $     --     $408,406       $200,827        $(88,118)(a)   $521,115
Operating expenses:
  Cost of goods sold............         --      262,185        169,780         (89,715)(a)    342,250
  Selling, general and
     administrative expenses....         --       66,766         32,385                         99,151
  Amortization of goodwill......         --           97          1,478              --          1,575
  Amortization of other
     intangibles................         --        1,931          1,116              --          3,047
  Net periodic postretirement
     benefits...................         --        3,200             --              --          3,200
  Special charges...............         --       12,524          9,362              --         21,886
                                   --------     --------       --------        --------       --------
Operating income (loss).........         --       61,703        (13,294)          1,597         50,006
Other income (expense):
  Interest expense..............         --      (49,808)        (8,243)          2,730        (55,321)
  Amortization of deferred
     financing costs............         --       (2,973)          (241)             --         (3,214)
  Equity in net loss of
     subsidiaries...............    (17,017)          --             --          17,017             --
  Other.........................         --       11,277         (4,252)         (6,706)           319
                                   --------     --------       --------        --------       --------
Loss before income tax
  provision.....................    (17,017)      20,199        (26,030)         14,638         (8,210)
Income tax provision............         --        4,322          4,485              --          8,807
                                   --------     --------       --------        --------       --------
Net Loss........................   $(17,017)    $ 15,877       $(30,515)       $ 14,638       $(17,017)
                                   ========     ========       ========        ========       ========

---------------

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                         THERMADYNE     TOTAL          TOTAL
                                            LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS    TOTAL
                                         ----------   ----------   --------------   ------------   --------
Net cash provided by (used in)
  operating activities.................   $(13,534)    $(13,685)      $ 2,798         $ 30,551     $  6,130
Cash flows used in investing
  activities:
  Capital expenditures, net............         --      (11,957)       (3,366)              --      (15,323)
  Change in other assets...............         --         (842)           16               --         (826)
                                          --------     --------       -------         --------     --------
Net cash used in investing
  activities...........................         --      (12,799)       (3,350)              --      (16,149)
Cash flows provided by (used in)
  financing activities:
  Change in long-term receivables......         --          543          (696)              --         (153)
  Borrowings under debtor-in-possession
     credit facility...................      8,650           --            --               --        8,650
  Repayment of long-term obligations...     (5,193)        (145)       (6,945)              --      (12,283)
  Borrowing of long-term obligations...     35,029           --         5,020               --       40,049
  Change in accounts receivable
     securitization....................         --      (20,999)           --               --      (20,999)
  Financing fees.......................         --           --            --               --           --
  Changes in net equity and advances
     to/from subsidiaries..............    (24,952)      49,395         6,106          (30,551)          (2)
  Other................................         --          486        (1,291)              --         (805)
                                          --------     --------       -------         --------     --------
Net cash provided by (used in)
  financing activities.................     13,534       20,280         2,194          (30,551)      14,457
                                          --------     --------       -------         --------     --------
Net increase (decrease) in cash and
  cash equivalents.....................         --        2,796         1,642               --        4,438
Cash and cash equivalents at beginning
  of year..............................         --        4,536         5,826               --       10,362
                                          --------     --------       -------         --------     --------
Cash and cash equivalents at end of
  year.................................   $     --     $  7,332       $ 7,468         $     --     $ 14,800
                                          ========     ========       =======         ========     ========

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                  THERMADYNE     TOTAL          TOTAL
                                     LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                  ----------   ----------   --------------   ------------     --------
Net cash provided by (used in)
  operating activities..........   $(84,857)    $ 11,238       $(10,982)       $ 83,490       $ (1,111)
Cash flows used in investing
  activities:
  Capital expenditures, net.....         --       (9,660)        (9,031)             --        (18,691)
  Proceeds from sale of
     assets.....................         --           --          6,961              --          6,961
  Change in other assets........         --          970         (2,021)             --         (1,051)
  Acquisitions, net of cash.....         --           --         (3,767)             --         (3,767)
                                   --------     --------       --------        --------       --------
Net cash used in investing
  activities....................         --       (8,690)        (7,858)             --        (16,548)
Cash flows provided by (used in)
  financing activities:
  Change in long-term
     receivables................         --           24            360              --            384
  Repayment of long-term
     obligations................    (14,493)        (355)       (11,629)             --        (26,477)
  Borrowing of long-term
     obligations................     23,500           --         10,716              --         34,216
  Change in accounts receivable
     securitization.............         --       20,999             --              --         20,999
  Financing fees................         --       (1,125)            --              --         (1,125)
  Changes in net equity and
     advances to/from
     subsidiaries...............     75,850      (11,623)        15,275         (83,490)        (3,988)
  Other.........................         --       (8,498)          (811)             --         (9,309)
                                   --------     --------       --------        --------       --------
Net cash provided by (used in)
  financing activities..........     84,857         (578)        13,911         (83,490)        14,700
                                   --------     --------       --------        --------       --------
Net increase (decrease) in cash
  and cash equivalents..........         --        1,970         (4,929)             --         (2,959)
Cash and cash equivalents at
  beginning of year.............         --        2,566         10,755              --         13,321
                                   --------     --------       --------        --------       --------
Cash and cash equivalents at end
  of year.......................   $     --     $  4,536       $  5,826        $     --       $ 10,362
                                   ========     ========       ========        ========       ========

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                         THERMADYNE     TOTAL          TOTAL
                                            LLC       GUARANTORS   NON-GUARANTORS   ELIMINATIONS    TOTAL
                                         ----------   ----------   --------------   ------------   --------
Net cash provided by (used in)
  operating activities.................   $(14,892)    $ 47,751       $  2,977        $ 14,638     $ 50,474
Cash flows used in investing
  activities:
  Capital expenditures, net............         --       (7,003)        (3,165)             --      (10,168)
  Change in other assets...............         --         (488)          (558)             --       (1,046)
  Acquisitions, net of cash............         --       (3,000)        (2,886)             --       (5,886)
                                          --------     --------       --------        --------     --------
Net cash used in investing
  activities...........................         --      (10,491)        (6,609)             --      (17,100)
Cash flows provided by (used in)
  financing activities:
  Change in long-term receivables......         --         (530)           177              --         (353)
  Repayment of long-term obligations...     (4,049)          --        (19,117)             --      (23,166)
  Borrowing of long-term obligations...     10,799          998         14,738              --       26,535
  Change in accounts receivable
     securitization....................         --      (23,843)            --              --      (23,843)
  Financing fees.......................         --         (901)            --              --         (901)
  Changes in net equity and advances
     to/from subsidiaries..............      8,142       (6,110)        15,804         (14,638)       3,198
  Other................................         --       (3,257)           415              --       (2,842)
                                          --------     --------       --------        --------     --------
Net cash provided by (used in)
  financing activities.................     14,892      (33,643)        12,017         (14,638)     (21,372)
                                          --------     --------       --------        --------     --------
Net increase in cash and cash
  equivalents..........................         --        3,617          8,385              --       12,002
Cash and cash equivalents at beginning
  of year..............................         --       (1,051)         2,370              --        1,319
                                          --------     --------       --------        --------     --------
Cash and cash equivalents at end of
  year.................................   $     --     $  2,566       $ 10,755        $     --     $ 13,321
                                          ========     ========       ========        ========     ========

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Holdings Corporation

     We have audited the consolidated financial statements of Thermadyne Holdings Corporation and Thermadyne Mfg. LLC as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001 and have issued our reports thereon dated February 28, 2002. Our audits also included the financial statement schedule, Schedule II, "Valuation and Qualifying Accounts." This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainly regarding the Company's ability to continue as a going concern.

                                            /s/ ERNST & YOUNG LLP

St. Louis, Missouri
February 28, 2002

                                  SCHEDULE II
                        THERMADYNE HOLDINGS CORPORATION
                              THERMADYNE MFG. LLC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                COLLECTION OF
                                         BALANCE AT                              PREVIOUSLY     BALANCE AT
                                        BEGINNING OF                             WRITTEN OFF      END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS            PERIOD      PROVISION    WRITEOFFS     ACCOUNTS        PERIOD
-------------------------------         ------------   ----------   ---------   -------------   ----------
Year ended December 31, 2001..........     $3,509        $1,186      $1,302         $ 17          $3,376
Year ended December 31, 2000..........      3,275           947         713           --           3,509
Year ended December 31, 1999..........      2,852           916         916          423           3,275

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THERMADYNE HOLDINGS CORPORATION

                                          By:       /s/ JAMES H. TATE
                                            ------------------------------------
                                                       James H. Tate
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----
                  /s/ KARL R. WYSS                     Director, Chairman of the        March 29, 2002
-----------------------------------------------------    Board, and Chief Executive
                    Karl R. Wyss                         Officer

                  /s/ JAMES H. TATE                    Director, Senior Vice            March 29, 2002
-----------------------------------------------------    President, Chief Financial
                    James H. Tate                        Officer, and Office of the
                                                         Chairman

                /s/ HAROLD A. POLING                   Director                         March 29, 2002
-----------------------------------------------------
                  Harold A. Poling

                 /s/ KIRK B. WORTMAN                   Director                         March 29, 2002
-----------------------------------------------------
                   Kirk B. Wortman

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THERMADYNE MFG. LLC

                                            By:      /s/ JAMES H. TATE
                                              ----------------------------------
                                                        James H. Tate
                                                  Senior Vice President and
                                                   Chief Financial Officer

Date: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----



                  /s/ KARL R. WYSS                     Director, Chairman of the        March 29, 2002
-----------------------------------------------------    Board, and Chief Executive
                    Karl R. Wyss                         Officer




                  /s/ JAMES H. TATE                    Director, Senior Vice            March 29, 2002
-----------------------------------------------------    President, Chief Financial
                    James H. Tate                        Officer, and Office of the
                                                         Chairman

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THERMADYNE CAPITAL CORP.

                                            By:      /s/ JAMES H. TATE
                                              ----------------------------------
                                                        James H. Tate
                                                  Senior Vice President and
                                                   Chief Financial Officer

Date: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----



                  /s/ KARL R. WYSS                     Director, Chairman of the        March 29, 2002
-----------------------------------------------------    Board, and Chief Executive
                    Karl R. Wyss                         Officer




                  /s/ JAMES H. TATE                    Director, Senior Vice            March 29, 2002
-----------------------------------------------------    President, Chief Financial
                    James H. Tate                        Officer, and Office of the
                                                         Chairman

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
          2.1            -- Agreement Plan of Merger, dated as of January 20, 1998, between Thermadyne Holdings Corporation and Mercury
                            Acquisition Corporation.(2)
          2.2            -- Amendment No. 1 to Agreement and Plan of Merger between
                            Thermadyne Holdings Corporation and Mercury Acquisition
                            Corporation.(3)
          2.3            -- Certificate of Merger of Mercury Acquisition Corporation
                            with and into Thermadyne Holdings Corporation.(3)
          3.1            -- Certificate of Incorporation of Thermadyne Holdings
                            Corporation (included in Exhibit 2.4).
          3.2            -- Bylaws of Thermadyne Holdings Corporation.(3)
          3.3            -- Certificate of Incorporation of Thermadyne Capital
                            Corp.(4)
          3.4            -- Bylaws of Thermadyne Capital Corp.(4)
          3.5            -- Limited Liability Company agreement of Thermadyne Mfg.
                            LLC.(4)
          4.1            -- Indenture, dated as of May 22, 1998, between Mercury
                            Acquisition Corporation and IBJ Schroder Bank & Trust
                            Company, as Trustee.(3)
          4.2            -- First Supplemental Indenture, dated as of May 22, 1998, between Thermadyne Holding Corporation and IBJ Schroder
                            Bank & Trust Company, as Trustee.(3)
          4.3            -- Form of 12 1/2% Senior Discount Debentures.(3)
          4.4            -- A/B Exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Mercury Acquisition Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.5            -- Amendment to Registration Rights Agreement dated May 22,
                            1998, among Thermadyne Holdings Corporation and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.6            -- Indenture, dated as of February 1, 1994, between
                            Thermadyne Holdings Corporation and Chemical Bank, as
                            Trustee, with respect to $179,321,000 principal amount of
                            the Senior Subordinated Notes due November 1, 2003.(1)
          4.7            -- Form of Senior Subordinated Note (included in Exhibit
                            4.3).(1)
          4.8            -- Indenture, dated May 22, 1998, among Thermadyne Mfg. LLC,
                            Thermadyne Capital Corp., the guarantors named therein
                            and State Street Bank and Trust Company, as Trustee.(3)
          4.9            -- Form of 9 7/8% Senior Subordinated Notes.(3)
          4.10           -- A/B exchange Registration Rights Agreement dated as of
                            May 22, 1998, among Thermadyne Mfg. LLC, Thermadyne
                            Capital Corp., the guarantors named therein and
                            Donaldson, Lufkin & Jenrette Securities Corporation.(3)
          4.11           -- Subscription agreement dated December 22, 1999, among
                            Thermadyne Mfg. LLC, Thermadyne Holdings Corporation, and
                            the buyers named therein.(9)
          4.12           -- Registration Rights Agreement dated December 22, 1999,
                            among Thermadyne Mfg. LLC, Thermadyne Holdings
                            Corporation, and the buyers named therein.(9)
          4.13           -- Form of indenture relating to Junior Subordinated
                            Notes.(9)
          4.14           -- Form of Warrants (included in Exhibit 4.11).(9)
          4.15           -- Form of Junior Subordinated Notes (included in Exhibit
                            4.11).(9)
         10.1            -- Omnibus Agreement, dated as of June 3, 1988, among Palco
                            Acquisition Company (now Thermadyne Holdings Corporation)
                            and its subsidiaries and National Warehouse Investment
                            Company.(5)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
         10.2            -- Escrow Agreement, dated as of August 11, 1988, among
                            National Warehouse Investment Company, Palco Acquisition
                            Company (now Thermadyne Holdings Corporation) and Title
                            Guaranty Escrow Services, Inc.(5)
         10.3            -- Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between National Warehouse
                            Investment Company and Tweco Products, Inc., as amended
                            by First Amendment to Amended and Restated Industrial
                            Real Property Lease dated as of January 20, 1989.(5)
         10.4            -- Schedule of substantially identical lease agreements.(5)
         10.5            -- Amended and Restated Continuing Lease Guaranty, made as of August 11, 1988, by Palco Acquisition Company (now
                            Thermadyne Holdings Corporation) for the benefit of
                            National Warehouse Investment Company.(5)
         10.6            -- Schedule of substantially identical lease guaranties(5)
         10.7            -- Lease Agreement, dated as of October 10, 1990, between
                            Stoody Deloro Stellite and Bowling Green-Warren County
                            Industrial Park Authority, Inc.(5)
         10.8            -- Lease Agreement, dated as of February 15, 1985, as
                            amended, between Stoody Deloro Stellite, Inc. and
                            Corporate Property Associates 6.(5)
         10.9            -- Purchase Agreement, dated as of August 2, 1994, between
                            Coyne Cylinder Company and BA Credit Corporation.(6)
         10.10           -- Sublease Agreement, dated as of April 7, 1994, between
                            Stoody Deloro Stellite, Inc., and Swat, Inc.(6)
         10.11           -- Share Sale Agreement dated as of November 18, 1995, among certain scheduled persons and companies, Rosny Pty
                            Limited, Byron Holdings Limited, Thermadyne Holdings
                            Corporation, and Thermadyne Australia Pty Limited
                            relating to the sale of the Cigweld Business.(7)
         10.12           -- Rights Agreement dated as of May 1, 1997, between
                            Thermadyne Holdings Corporation and BankBoston, N.A., as
                            Rights Agent.(8)
         10.13           -- First Amendment to Rights Agreement, dated January 20,
                            1998, between Thermadyne Holdings Corporation and
                            BankBoston, N.A.(2)
         10.14+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Randall E.
                            Curran.(3)
         10.15+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and James H.
                            Tate.(3)
         10.16+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Stephanie N.
                            Josephson.(3)
         10.17+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Thomas C.
                            Drury.(3)
         10.18+          -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Robert D.
                            Maddox.(3)
         10.19+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Randall E. Curran.(3)
         10.20+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and James H. Tate.(3)
         10.21+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Stephanie N. Josephson.(3)
         10.22+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Thomas C. Drury.(3)

        EXHIBIT
          NO.                                      EXHIBIT
        -------                                    -------
         10.23+          -- Award Agreement dated May 22, 1998, between Thermadyne
                            Holdings Corporation and Robert D. Maddox.(3)
         10.24+          -- Thermadyne Holdings Corporation Management Incentive
                            Plan.(3)
         10.25+          -- Thermadyne Holdings Corporation Direct Investment
                            Plan.(3)
         10.26           -- Investors' Agreement dated as of May 22, 1998, between
                            Thermadyne Holdings Corporation, the DLJ Entities (as
                            defined therein) and the Management Stockholders (as
                            defined therein).(3)
         10.27           -- Credit Agreement dated as of May 22, 1998, between
                            Thermadyne Mfg. LLC, Comweld Group Pty. Ltd., GenSet
                            S.P.A. and Thermadyne Welding Products Canada Limited, as
                            Borrowers, Various Financial Institutions, as Lenders,
                            DLJ Capital Funding, Inc., as Syndication Agent, Societe
                            Generale, as Documentation Agent, and ABN Amro Bank N.V.,
                            as Administrative Agent.(3)
         10.28           -- First Amendment to Credit Agreement, dated as of November
                            10, 1999, among Thermadyne Mfg. LLC., Comweld Group Pty.
                            Ltd., GenSet S.P.A. and Thermadyne Welding Products
                            Canada Limited, as Borrowers, Various Financial
                            Institutions, as Lenders, DLJ Capital Funding, Inc., as
                            Syndication Agent, Societe Generale, as Documentation
                            Agent, and ABN Amro Bank N.V., as Administrative Agent.
         10.29           -- Letter Agreement dated as of January 16, 1998, between
                            Donaldson, Lufkin & Jenrette Securities Corporation and
                            DLJ Merchant Banking II, Inc.(3)
         10.30           -- Assignment and Assumption Agreement dated as of May 22,
                            1998, between DLJ Merchant Banking II, Inc. and
                            Thermadyne Holdings Corporation.(3)
         10.31           -- Receivables Participation Agreement, dated as of January
                            31, 2000, between Thermadyne Receivables, Inc. as the
                            Transferor, and Bankers Trust Company, as Trustee.*
         10.32           -- Executive Employment Agreement dated May 22, 1998,
                            between Thermadyne Holdings Corporation and Michael E.
                            Mahoney.*
         10.36           -- Revolving Credit and Guaranty Agreement dated as of
                            November 26, 2001, among Thermadyne Mfg. LLC., as the
                            Borrower, Thermadyne Holdings Corporation, Thermadyne
                            Capital Corp., Thermadyne Industries, Inc., Victor
                            Equipment Company, Thermadyne International Corp.,
                            Thermadyne Cylinder Co., Thermal Dynamics Corp., C&G
                            Systems Holding, Inc., MECO Holding Co., Tweco Products,
                            Inc., Tag Realty, Inc., Victor-Coyne International, Inc.,
                            Victor Gas Systems, Inc., Stoody Company, Thermal Arc,
                            Inc., C&G Systems, Inc., Marison Cylinder Company,
                            Wichita Warehouse Corp., Coyne Natural Gas Systems, Inc.,
                            Modern Engineering Company, Inc., as the U.S. Guarantors
                            and ABN AMRO Bank N.V. as the Agent.
         10.37           -- First Amendment to Credit and Guaranty Agreement dated as of January 3, 2002 among Thermadyne Mfg. LLC., Thermadyne
                            Holdings Corporation, Thermadyne Capital Corp.,
                            Thermadyne Industries, Inc., Victor Equipment Company,
                            Thermadyne International Corp., Thermadyne Cylinder Co.,
                            Thermal Dynamics Corp., C&G Systems Holding, Inc., MECO
                            Holding Co., Tweco Products, Inc., Tag Realty, Inc.,
                            Victor-Coyne International, Inc., Victor Gas Systems,
                            Inc., Stoody Company, Thermal Arc, Inc., C&G Systems,
                            Inc., Marison Cylinder Company, Wichita Warehouse Corp.,
                            Coyne Natural Gas Systems, Inc., Modern Engineering
                            Company, Inc., as the U.S. Guarantors and ABN AMRO Bank
                            N.V. as the Agent.
         21.1            -- Subsidiaries of Thermadyne Holdings Corporation.*
         23.1            -- Consent of Independent Auditors.*

---------------

 +  Indicates a management contract or compensatory plan or arrangement.

 *  Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement of Form 10 (File No. 0-23378) filed under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on February 7, 1994.

(2) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 21, 1998.

(3) Incorporated by reference to the Company's Registration Statement on Form S-1, (File No. 333-57455) filed on June 23, 1998.

(4) Incorporated by reference to Thermadyne LLC and Thermadyne Capital's Registration Statement on Form S-1, (File No. 333-57457) filed on June 23, 1998.

(5) Incorporated by reference to the Company's Registration Statement on Form 10/A, Amendment No. 2 (File No. 0-23378) filed under Section 12(g) of the Exchange Act, on April 28, 1994.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(7) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on January 18, 1996.

(8) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on May 12, 1997.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.