Form 10-Q
period 2002-09-30
THERMADYNE MFG LLC; THERMADYNE CAPITAL CORP; THERMADYNE HOLDINGS CORP /DE
filed 2002-11-14
CIK 1063382, 1063381, 850660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                    September 30, 2002
                                        ----------------------------------------
                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------     ----------------------

                         Commission file number 0-23378

                         Thermadyne Holdings Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                74-2482571
--------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification  No.)
Incorporation or Organization)

                        Commission file number 333-57457

                               Thermadyne Mfg. LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                74-2878452
--------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                        Commission file number 333-57457

                            Thermadyne Capital Corp.
             (Exact name of Registrant as Specified in Its Charter)

Delaware                                                74-2878453
--------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

101 S. Hanley, St. Louis,  MO                             63105
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code       (314) 721-5573
                                                    ----------------------------

Indicate by [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes  X  No
                                                                     ---    ---

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of November 8, 2002 was 3,590,326.

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

                         THERMADYNE HOLDINGS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION

      Item 1. Condensed Consolidated Financial Statements of
              Thermadyne Holdings Corporation (Unaudited)

              Condensed Consolidated Balance Sheets...............................................................3
              Condensed Consolidated Statements of Operations.....................................................4
              Condensed Consolidated Statements of Cash Flows.....................................................5
              Notes to Condensed Consolidated Financial Statements.............................................6-17

              Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC (Unaudited)

              Condensed Consolidated Balance Sheets..............................................................18
              Condensed Consolidated Statements of Operations....................................................19
              Condensed Consolidated Statements of Cash Flows....................................................20
              Notes to Condensed Consolidated Financial Statements............................................21-34

      Item 2. Management's Discussion and Analysis
              of Financial Condition and Results of Operations................................................35-41

      Item 4. Controls and procedures............................................................................42

PART II - OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K...................................................................43


SIGNATURES....................................................................................................44-46


CERTIFICATIONS................................................................................................47-52

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                    September 30,  December 31,
                                                                       2002            2001
                                                                    -----------     -----------
                                                                    (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                        $  13,021      $  14,800
    Accounts receivable, less allowance for doubtful
       accounts of $3,855 and $3,376, respectively                      77,095         75,816
    Inventories                                                         97,555         89,748
    Prepaid expenses and other                                          13,360         14,600
                                                                     ---------      ---------
          Total current assets                                         201,031        194,964
Property, plant and equipment, at cost, net                             74,745         81,012
Deferred financing costs, net                                           11,340         13,825
Intangibles, at cost, net                                               13,338         13,422
Deferred income taxes                                                      376            248
Other assets                                                             7,472          6,922
                                                                     ---------      ---------
          Total assets                                               $ 308,302      $ 310,393
                                                                     =========      =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                 $  21,895      $  19,520
    Accrued and other liabilities                                       26,488         25,410
    Accrued interest                                                         5            471
    Income taxes payable                                                 1,317            508
    Current maturities of long-term obligations                         12,786         11,606
                                                                     ---------      ---------
         Total current liabilities                                      62,491         57,515
Liabilities subject to compromise                                      834,794        834,478
Long-term obligations, less current maturities                          20,543         21,084
Other long-term liabilities                                             42,881         43,868
Redeemable preferred stock (paid in kind), $0.01 par value,
    15,000,000 shares authorized and
    2,000,000 shares issued and outstanding                             78,509         78,509
Shareholders' deficit:
    Common stock, $0.01 par value, 30,000,000 shares authorized,
       and 3,590,286 shares issued and outstanding                          36             36
    Additional paid-in capital                                        (128,523)      (128,523)
    Accumulated deficit                                               (556,871)      (553,008)
    Management loans                                                    (1,531)        (1,344)
    Accumulated other comprehensive loss                               (44,027)       (42,222)
                                                                     ---------      ---------
         Total shareholders' deficit                                  (730,916)      (725,061)
                                                                     ---------      ---------
         Total liabilities and shareholders' deficit                 $ 308,302      $ 310,393
                                                                     =========      =========

     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          Three Months      Three Months     Nine Months     Nine Months
                                                             Ended             Ended            Ended            Ended
                                                          September 30,     September 30,   September 30,    September 30,
                                                               2002             2001             2002            2001
                                                          -------------     -------------   -------------    -------------

Net sales                                                   $  98,610        $ 106,714        $ 309,373        $ 338,455
Operating expenses:
    Cost of goods sold                                         62,098           72,837          197,491          224,600
    Selling, general and administrative expenses               25,042           23,989           78,377           74,025
    Amortization of intangibles                                   193              570              767            1,611
    Net periodic postretirement benefits                          288              288              864              837
    Special charges                                               636            4,400            2,436           13,628
                                                            ---------        ---------        ---------        ---------
    Operating income                                           10,353            4,630           29,438           23,754
Other expense:
    Interest expense (contractual interest expense of
       $17,490 and $53,052 for the three and nine
       months ended September 30, 2002, respectively)          (5,217)         (19,576)         (16,853)         (60,870)
    Amortization of deferred financing costs                     (829)            (829)          (2,487)          (2,486)
    Other, net                                                 (1,339)          (1,663)          (2,850)          (2,433)
                                                            ---------        ---------        ---------        ---------
Income (loss) before reorganization items and
    income tax provision                                        2,968          (17,438)           7,248          (42,035)
Reorganization items                                            3,530            1,870            9,577            3,829
                                                            ---------        ---------        ---------        ---------
Loss before income tax provision                                 (562)         (19,308)          (2,329)         (45,864)
Income tax provision                                               44               26            1,534            1,676
                                                            ---------        ---------        ---------        ---------
Net loss                                                         (606)         (19,334)          (3,863)         (47,540)
Preferred stock dividends (paid in kind)                           --            2,418               --            7,030
                                                            ---------        ---------        ---------        ---------
Net loss applicable to common shares                        $    (606)       $ (21,752)       $  (3,863)       $ (54,570)
                                                            =========        =========        =========        =========

Basic and diluted loss per share amounts:
    Net loss                                                $   (0.17)       $   (5.39)       $   (1.08)       $  (13.24)
    Net loss applicable to common shares                    $   (0.17)       $   (6.06)       $   (1.08)       $  (15.20)


     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                 Nine Months     Nine Months
                                                                     Ended           Ended
                                                                 September 30,   September 30,
                                                                     2002            2001
                                                                 -------------   -------------
Cash flows provided by (used in) operating activities:
    Net loss                                                      $ (3,863)       $(47,540)
Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
    Net periodic postretirement benefits                               864             837
    Depreciation                                                    11,646          10,619
    Amortization of intangibles                                        767           1,611
    Amortization of deferred financing costs                         2,487           2,486
    Deferred income taxes                                               35             380
    Non-cash interest expense                                           --          15,809
Changes in operating assets and liabilities:
    Accounts receivable                                                150           1,135
    Inventories                                                     (8,155)          2,122
    Prepaid expenses and other                                       1,189          (1,720)
    Accounts payable                                                   307         (12,474)
    Accrued and other liabilities                                    1,043           2,409
    Accrued interest                                                  (476)         18,239
    Income taxes payable                                               757            (597)
    Other long-term liabilities                                     (2,272)           (714)
                                                                  --------        --------
       Total adjustments                                             8,342          40,142
                                                                  --------        --------
       Net cash provided by (used in) operating activities           4,479          (7,398)
                                                                  --------        --------
Cash flows used in investing activities:
    Capital expenditures, net                                       (6,522)        (12,003)
    Change in other assets                                            (756)           (111)
                                                                  --------        --------
       Net cash used in investing activities                        (7,278)        (12,114)
                                                                  --------        --------
Cash flows provided by (used in) financing activities:
    Change in long-term receivables                                    320            (487)
    Borrowing under debtor-in-possession credit facility             1,500              --
    Repayment of long-term obligations                              (4,247)        (10,035)
    Borrowing of long-term obligations                               3,389          40,007
    Change in accounts receivable securitization                        --           3,015
    Financing fees                                                      --              40
    Other                                                               58            (379)
                                                                  --------        --------
       Net cash provided by financing activities                     1,020          32,161
                                                                  --------        --------
Net (decrease) increase in cash and cash equivalents                (1,779)         12,649
Cash and cash equivalents at beginning of period                    14,800          10,362
                                                                  --------        --------
Cash and cash equivalents at end of period                        $ 13,021        $ 23,011
                                                                  ========        ========


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

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

         On January 8, 2002, the Court entered the final order approving a new $60 million debtor-in-possession credit facility among Thermadyne LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         "DIP Facility".) Prior to the final order, on November 21, 2001, the Court entered an interim order authorizing the Debtors to use up to $25 million of the DIP Facility for loans and letters of credit. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or November 21, 2002. On November 1, 2002, the Debtors filed a motion with the Court to amend the DIP Facility to extend its expiration date to May 21, 2003. In addition, the motion to amend the DIP Facility would lower the total capacity from $60 million to $50 million. All other terms of the DIP Facility would remain substantially the same. On November 15, 2002, the Court will hear this motion for extension. The Company also expects its lenders to approve the extension of the DIP Facility prior to November 21, 2002. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Actual borrowing availability is subject to a borrowing base calculation. The amount available to the Company under the DIP Facility is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of September 30, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. As of September 30, 2002, the Company had borrowed $10.2 million and issued letters of credit of $8.4 million under the DIP Facility. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain), and other customary provisions.

         As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the 12.5% debentures, due June 1, 2008 (the "Debentures"), and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"), and ceased accruing dividends on its redeemable preferred stock. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the quarter ended September 30, 2002, was $5.1 million, $1.0 million, $4.8 million and $1.4 million, respectively, and for the nine months ended September 30, 2002, was $15.3 million, $3.0 million, $14.0 million and $3.9 million, respectively. No interest was recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures or the Junior Notes during the three or nine-month periods ended September 30, 2002. Contractual dividends for the redeemable preferred stock were $2.7 million and $8.0 million for the three and nine months ended September 30, 2002, respectively, but no dividends were recorded during these periods. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on its old syndicated senior secured credit agreement (the "Old Credit Agreement.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $17.5 million and $53.1 million, for the three and nine-month periods ended September 30, 2002, respectively, which was $12.3 million and $36.2 million in excess of reported interest, respectively.

         Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors'

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims were allowed to be filed against the Debtors through April 19, 2002. As debtor-in-possession, the Company has the right, subject to court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

         The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditors' committee appointed in the Chapter 11 proceedings and the lenders. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to significantly strengthen the Company's financial position.

         Management expects that a Plan of Reorganization will be completed and ready to file with the Court during the fourth calendar quarter of 2002. Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Court, or that such plan will be consummated. On October 30, 2002, the Court approved the Company's motion to extend the period during which the Debtors may file a Plan of Reorganization through November 18, 2002. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Debtors, would have the right to propose alternative plans of reorganization.

         Absent a successful restructuring of the Company's balance sheet, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

         The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 case. Under Chapter 11, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being paid in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements, and are included in the line "liabilities subject to compromise" on the consolidated balance sheets. Additionally, the interests of existing preferred and common shareholders could be substantially diluted or even eliminated.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         LIABILITIES SUBJECT TO COMPROMISE

         Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as debtor-in-possession. These claims are shown in the accompanying balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. The principal categories of liabilities subject to compromise consisted of the following:


                                        September 30,    December 31,
                                             2002           2001
                                        ------------     -----------

Trade accounts payable                    $ 15,904       $ 17,334
Accrued and other liabilities                3,670          3,500
Accrued interest                            24,809         24,809
Accrued income taxes                        11,290         11,290
Old Credit Facility                        355,241        353,437
Senior Subordinated Notes                  207,000        207,000
Debentures                                 145,066        145,066
Subordinated Notes                          37,060         37,060
Junior Notes                                33,427         33,427
Other long-term obligations                  1,327          1,555
                                          --------       --------
        Total                             $834,794       $834,478
                                          ========       ========



         REORGANIZATION ITEMS

         Reorganization items for the three-month period ended September 30, 2002, include $3.0 million of professional fees and expenses, $0.4 million of expenses related to financing fees associated with the DIP Facility, and $0.1 million of other reorganization costs. For the nine months ended September 30, 2002, reorganization items include $6.9 million of professional fees and expenses, $1.4 million of expenses related to financing fees associated with the DIP Facility, $0.4 million associated with a lease obligation that was rejected, $0.3 million related to payments under the key employee retention plan approved by the Court, and $0.6 million of other reorganization costs. Reorganization costs in 2001 consisted primarily of professional fees and expenses.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         SPECIAL CHARGES

         Special charges incurred during the three months ended September 30, 2002 include $0.5 million related to an information technology transformation project and $0.1 million related to logistics initiatives. For the nine months ended September 30, 2002, special charges include $1.9 million related to the information technology transformation initiative and $0.5 related to the logistics projects.

         Included in special charges for the three months ended September 30, 2001, are costs of approximately $4.2 million related to the information technology and business reengineering project with the remaining costs attributable to the relocation of production to Mexico and Asia. For the nine months ended September 30, 2001, special charges include $2.2 million related to the relocation of production to Mexico and Asia, $10.1 million related to information technology and related business process reengineering projects with the balance of $1.3 million related primarily to severance.

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not affect net loss.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:


                              Nine            Nine
                              Months          Months
                              Ended          Ended
                           September 30,    September 30,
                               2002            2001
                           -----------     ------------

Interest paid                $17,319         $26,809
Taxes paid                       569           1,730


         Operating cash disbursements for the nine months ended September 30, 2002, related to the reorganization were $8.6 million and include $6.9 million of professional fees and expenses, $0.4 million of fees related to the DIP Facility, $0.3 million of payments made under the key employee retention plan approved by the Court, $0.4 million related to a rejected lease obligation, and $0.6 million of other reorganization related disbursements. For the nine months ended September 30, 2001, operating cash disbursements related to the reorganization were $3.8 million and included

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         approximately $3.2 million of professional fees and expenses, $0.5 million of bank fees and $0.1 million of other reorganization items.

         LOSS PER SHARE

         The following table sets forth the information used in the computation of basic and diluted loss per share for the periods indicated.

                                                           Three              Three               Nine              Nine
                                                           Months             Months              Months            Months
                                                           Ended              Ended               Ended             Ended
                                                         September 30,      September 30,      September 30,     September 30,
                                                            2002               2001                2002               2001
                                                         -----------        -----------        -----------        -----------
Numerator:
    Net loss                                             $      (606)       $   (19,334)       $    (3,863)       $   (47,540)
    Preferred stock dividends (paid in kind)                      --             (2,418)                --             (7,030)
                                                         -----------        -----------        -----------        -----------
    Net loss applicable to common shares                 $      (606)       $   (21,752)       $    (3,863)       $   (54,570)
                                                         ===========        ===========        ===========        ===========

Denominator:
    Weighted average shares-basic and diluted              3,590,286          3,590,286          3,590,286          3,590,286
                                                         ===========        ===========        ===========        ===========

Basic and diluted loss per share amounts:
    Net loss                                             $     (0.17)       $     (5.39)       $     (1.08)       $    (13.24)
    Preferred stock dividends (paid in kind)                      --              (0.67)                --              (1.96)
                                                         -----------        -----------        -----------        -----------
    Net loss applicable to common shares                 $     (0.17)       $     (6.06)       $     (1.08)       $    (15.20)
                                                         ===========        ===========        ===========        ===========


2.       INVENTORIES

         The composition of inventories was as follows:


                                 September 30,     December 31,
                                     2002             2001
                                 -------------     ------------

Raw materials                     $ 18,703          $ 18,142
Work-in-process                     32,141            25,517
Finished Goods                      47,576            46,442
LIFO reserve                          (865)             (353)
                                  --------          --------
Total                             $ 97,555          $ 89,748
                                  ========          ========

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

3.       SEGMENT INFORMATION

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


                                                                                           Other
                                                United                   Australia/      Geographic
                                                States       Europe         Asia           Regions      Other       Consolidated
                                              ---------     --------     ----------      -----------   --------     ------------
Nine Months Ended September 30, 2002
------------------------------------
    Revenue from external customers           $199,320      $ 35,936      $ 34,521       $ 39,596      $     --       $309,373
    Intersegment revenues                       17,689         4,012           446          3,301       (25,448)            --
    Operating income (loss)                     38,625         1,860          (459)         4,818       (15,406)        29,438

Nine Months Ended September 30, 2001
------------------------------------
    Revenue from external customers           $228,486      $ 33,939      $ 34,327       $ 41,703      $     --       $338,455
    Intersegment revenues                       20,456         9,426         1,261             --       (31,143)            --
    Operating income (loss)                     41,761         2,239        (2,212)         1,607       (19,641)        23,754


4.       COMPREHENSIVE LOSS

         Comprehensive loss totaled $4,531 and $19,696 for the three months ended September 30, 2002 and 2001, respectively. For the nine-month periods ended September 30, 2002 and September 30, 2001, comprehensive loss was $5,668 and $52,398, respectively.

5.       LONG-TERM OBLIGATIONS

         The DIP Facility provides for total borrowings of $60 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of September 30, 2002, the Company's eligible

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. As of September 30, 2002, the Company had borrowed $10.2 million and issued letters of credit of $8.4 million under the DIP Facility.

         As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures, and the Junior Notes. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the quarter ended September 30, 2002, was $5.1 million, $1.0 million, $4.8 million and $1.4 million, respectively, and for the nine months ended September 30, 2002, was $15.3 million, $3.0 million, $14.0 million and $3.9 million, respectively. No interest was recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures or the Junior Notes during the three or nine-month periods ended September 30, 2002. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed Plan of Reorganization.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142".) SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. In addition, SFAS 142 requires goodwill included in the carrying value of equity method investments no longer be amortized.

         The Company ceased amortization on January 1, 2002 of its goodwill, which had a net balance of approximately $11,355 at January 1, 2002. During the third quarter of 2001 the Company recorded $114 of goodwill amortization. Excluding this expense the Company's net loss, net loss applicable to common shares, basic and diluted net loss per share, and basic and diluted net loss applicable to common shares would have been $19,220, $21,638, $5.39 and $6.06, respectively. During the first nine months of 2001 the Company recorded $249 of goodwill amortization. Excluding this expense the Company's net loss, net loss applicable to common shares, basic and diluted net loss per share, and basic and diluted net loss applicable to common shares would have been $47,291, $54,321, $13.17 and $15.13, respectively.

         The Company capitalizes loan origination fees and other costs incurred arranging long-term financing as deferred financing costs. The costs are amortized over the respective lives of the obligations using the effective interest method. Deferred financing costs totaled $25,843 at September 30, 2002 and December 31, 2001. Accumulated amortization totaled $14,503 and $12,018 at September 30, 2002 and December 31, 2001, respectively. Amortization expense amounted to $829 for the three-month periods ended September 30, 2002 and 2001, respectively. For the first nine months of 2002 and 2001, amortization expense was $2,487 and $2,486, respectively. Amortization expense for fiscal 2002 to 2006 is expected to be as follows: $3,316, $3,316, $3,316, $3,316, and $561.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         The Company has other identifiable intangible assets such as patented technology, non-compete agreements and trademarks. These intangibles are amortized on a straight-line basis over the various estimated useful lives, which generally range from three to 25 years. The total cost of these intangible assets was $11,107 and $11,420 at September 30, 2002 and December 31, 2001, respectively. Accumulated amortization totaled $9,470 and $9,353 at September 30, 2002 and December 31, 2001, respectively. Amortization expense amounted to $193 and $456 for the three-month periods ended September 30, 2002 and 2001, respectively, and was $767 and $1,362 for the nine months ended September, 30, 2002 and 2001, respectively. Amortization expense is expected to be approximately $1,000 in 2002 and 2003, and approximately $425 in 2004.

         The adoption of SFAS 142 did not have a significant impact on the Company's financial position or results of operations. However, the ultimate value of the Company's assets is uncertain and may change materially when the Company emerges from bankruptcy.

7.       DEBTOR FINANCIAL INFORMATION

         The following is condensed combined financial information for the Debtors. The combined financial statements have been prepared on the same basis as the consolidated financial statements. Liabilities subject to compromise shown on the September 30, 2002 and December 31, 2001 condensed combined balance sheets exclude the portion of the Term A Facility carried on the books of two foreign subsidiaries, which totaled $21,497 and $19,824, respectively.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                    CONDENSED COMBINED DEBTOR BALANCE SHEETS

                                                             September 30,      December 31,
                                                                 2002               2001
                                                             ------------       ------------
ASSETS

Current Assets:
     Cash and cash equivalents                                $   4,590          $   7,332
     Accounts receivable                                         39,337             41,516
     Inventories                                                 58,093             51,505
     Prepaid expenses and other                                  10,191             11,360
                                                              ---------          ---------
        Total current assets                                    112,211            111,713
Property, plant and equipment, at cost, net                      40,430             42,033
Deferred financing costs, net                                    11,340             13,825
Intangibles, at cost, net                                         5,953              6,461
Other assets                                                      3,460              2,827
                                                              ---------          ---------
        Total assets                                          $ 173,394          $ 176,859
                                                              =========          =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                         $   4,677          $   4,960
     Accrued and other liabilities                               19,208             18,392
     Accrued interest                                                 1                465
     Income taxes payable                                           160                 11
     Current maturities of long-term obligations                 10,593              8,962
                                                              ---------          ---------
        Total current liabilities                                34,639             32,790
Liabilities subject to compromise                               813,297            814,654
Long-term obligations, less current maturities                   15,031             15,483
Other long-term liabilities                                      33,991             34,471
Redeemable preferred stock                                       78,509             78,509
Shareholders' equity (deficit):
     Common stock                                                    36                 36
     Additional paid-in-capital                                (130,054)          (129,867)
     Accumulated other comprehensive loss                       (21,714)           (26,914)
     Accumulated deficit                                       (495,789)          (491,447)
                                                              ---------          ---------
        Total shareholders' deficit                            (647,521)          (648,192)
Net equity and advances to/from subsidiaries                   (154,552)          (150,856)
                                                              ---------          ---------
     Total liabilities and shareholders' deficit              $ 173,394          $ 176,859
                                                              =========          =========

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                   CONDENSED COMBINED STATEMENTS OF OPERATIONS


                                                              Three Months      Three Months       Nine Months        Nine Months
                                                                 Ended             Ended             Ended               Ended
                                                             September 30,     September 30,      September 30,      September 30,
                                                                 2002              2001               2002                2001
                                                              ---------          ---------          ---------          ---------

Net sales                                                     $  71,586          $  84,964          $ 234,832          $ 271,513
Operating expenses:
    Cost of goods sold                                           46,740             59,588            150,150            181,857
    Selling, general and administrative expenses                 17,538             17,155             57,677             52,035
    Amortization of intangibles                                     118                365                600              1,087
    Net periodic postretirement benefits                            288                288                864                837
    Special charges                                                 636              4,400              2,436             13,628
                                                              ---------          ---------          ---------          ---------
    Operating income                                              6,266              3,168             23,105             22,069
Other income (expense):
    Interest expense                                             (5,200)           (18,859)           (14,900)           (58,697)
    Amortization of deferred financing costs                       (829)              (829)            (2,487)            (2,486)
    Other, net                                                      233               (140)              (363)               769
                                                              ---------          ---------          ---------          ---------
Income (loss) before reorganization items and
    income tax provision                                            470            (16,660)             5,355            (38,345)
Reorganization items                                              3,530              1,870              9,577              3,829
                                                              ---------          ---------          ---------          ---------
Loss before income tax provision                                 (3,060)           (18,530)            (4,222)           (42,174)
Income tax provision (benefit)                                       32                (33)               234                255
                                                              ---------          ---------          ---------          ---------
Net loss                                                         (3,092)           (18,497)            (4,456)           (42,429)
Preferred stock dividends (paid in kind)                             --              2,418                 --              7,030
                                                              ---------          ---------          ---------          ---------
Net loss applicable to common shares                          $  (3,092)         $ (20,915)         $  (4,456)         $ (49,459)
                                                              =========          =========          =========          =========

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                                                   Nine Months       Nine Months
                                                                       Ended            Ended
                                                                   September 30,     September 30,
                                                                       2002              2001
                                                                   -------------     -------------
Net cash used in operating activities                                $   (553)         $ (9,201)
Cash flows provided by (used in) investing activities:
    Capital expenditures, net                                          (4,384)           (9,063)
    Change in other assets                                               (725)              463
                                                                     --------          --------
       Net cash used in investing activities                           (5,109)           (8,600)
Cash flows provided by (used in) financing activities:
    Borrowing under debtor-in-possession credit facility                1,500                --
    Repayment of long-term obligations                                   (139)           (5,280)
    Borrowing of long-term obligations                                    130            35,000
    Change in accounts receivable securitization                           --             3,015
    Other                                                               1,429            (4,740)
                                                                     --------          --------
Net cash provided by financing activities:                              2,920            27,995
                                                                     --------          --------
Net (decrease) increase in cash and cash equivalents                   (2,742)           10,194
Cash and cash equivalents at beginning of year                          7,332             4,536
                                                                     --------          --------
Cash and cash equivalents at end of period                           $  4,590          $ 14,730
                                                                     ========          ========

                               THERMADYNE MFG. LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   September 30,        December 31,
                                                                        2002                 2001
                                                                   -------------        ------------
                                                                    (Unaudited)

ASSETS

Current Assets:
     Cash and cash equivalents                                       $  13,021          $  14,800
     Accounts receivable, less allowance for doubtful
        accounts of $3,855 and $3,376, respectively                     77,095             75,816
     Inventories                                                        97,555             89,748
     Prepaid expenses and other                                         13,360             14,600
                                                                     ---------          ---------
        Total current assets                                           201,031            194,964
Property, plant and equipment, at cost, net                             74,745             81,012
Deferred financing costs, net                                            9,206             11,409
Intangibles, at cost, net                                               13,338             13,422
Deferred income taxes                                                      376                248
Other assets                                                             4,384              3,834
                                                                     ---------          ---------
        Total assets                                                 $ 303,080          $ 304,889
                                                                     =========          =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                                $  21,895          $  19,520
     Accrued and other liabilities                                      26,488             25,410
     Accrued interest                                                        5                471
     Income taxes payable                                                1,317                508
     Current maturities of long-term obligations                        12,786             11,606
                                                                     ---------          ---------
        Total current liabilities                                       62,491             57,515
Liabilities subject to compromise                                      648,352            648,036
Long-term obligations, less current maturities                          20,543             21,084
Other long-term liabilities                                             42,881             43,868
Shareholders' deficit:
     Accumulated deficit                                              (506,134)          (502,366)
     Accumulated other comprehensive loss                              (44,027)           (42,222)
                                                                     ---------          ---------
        Total shareholders' deficit                                   (550,161)          (544,588)
Net equity and advances to/from parent                                  78,974             78,974
                                                                     ---------          ---------
        Total liabilities and shareholders' deficit                  $ 303,080          $ 304,889
                                                                     =========          =========

     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             Three Months       Three Months    Nine Months      Nine Months
                                                                 Ended            Ended           Ended             Ended
                                                             September 30,    September 30,    September 30,    September 30,
                                                                  2002            2001             2002              2001
                                                             ------------     -------------    -------------     ------------

Net sales                                                      $  98,610        $ 106,714        $ 309,373        $ 338,455
Operating expenses:
    Cost of goods sold                                            62,098           72,837          197,491          224,600
    Selling, general and administrative expenses                  25,042           23,989           78,377           74,025
    Amortization of intangibles                                      193              570              767            1,611
    Net periodic postretirement benefits                             288              288              864              837
    Special charges                                                  636            4,400            2,436           13,628
                                                               ---------        ---------        ---------        ---------
    Operating income                                              10,353            4,630           29,438           23,754
Other expense:
    Interest expense (contractual interest expense
       of $11,676 and $38,086 for the three and
       nine month periods ended September 30, 2002)               (5,217)         (14,311)         (16,853)         (45,498)
    Amortization of deferred financing costs                        (735)            (736)          (2,205)          (2,206)
    Other, net                                                    (1,403)          (1,723)          (3,037)          (2,608)
                                                               ---------        ---------        ---------        ---------
Income (loss) before reorganization items and
    income tax provision                                           2,998          (12,140)           7,343          (26,558)
Reorganization items                                               3,530            1,870            9,577            3,829
                                                               ---------        ---------        ---------        ---------
Loss before income tax provision                                    (532)         (14,010)          (2,234)         (30,387)
Income tax provision                                                  44               26            1,534            1,676
                                                               ---------        ---------        ---------        ---------
Net loss                                                       $    (576)       $ (14,036)       $  (3,768)       $ (32,063)
                                                               =========        =========        =========        =========

     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        Nine Months       Nine Months
                                                                            Ended            Ended
                                                                        September 30,     September 30,
                                                                             2002             2001
                                                                        -------------     -------------
Cash flows provided by (used in) operating activities:
    Net loss                                                              $ (3,768)         $(32,063)
    Adjustments to reconcile net loss to
          net cash provided by (used in) operating activities:
       Net periodic postretirement benefits                                    864               837
       Depreciation                                                         11,646            10,619
       Amortization of intangibles                                             767             1,611
       Amortization of deferred financing costs                              2,205             2,206
       Deferred income taxes                                                    35               380
       Non-cash interest expense                                                --             3,425
    Changes in operating assets and liabilities:
       Accounts receivable                                                     150             1,135
       Inventories                                                          (8,155)            2,122
       Prepaid expenses and other                                            1,189            (1,720)
       Accounts payable                                                        307           (12,474)
       Accrued and other liabilities                                         1,043             2,409
       Accrued interest                                                       (476)           15,251
       Income taxes payable                                                    757              (597)
       Other long-term liabilities                                          (2,272)             (714)
                                                                          --------          --------
          Total adjustments                                                  8,060            24,490
                                                                          --------          --------
          Net cash provided by (used in) operating activities                4,292            (7,573)
                                                                          --------          --------
    Cash flows used in investing activities:
       Capital expenditures, net                                            (6,522)          (12,003)
       Change in other assets                                                 (756)             (111)
                                                                          --------          --------
          Net cash used in investing activities                             (7,278)          (12,114)
                                                                          --------          --------
    Cash flows provided by financing activities:
       Change in long-term receivables                                         319              (487)
       Borrowing under debtor-in-possession credit facility                  1,500                --
       Repayment of long-term obligations                                   (4,247)          (10,035)
       Borrowing of long-term obligations                                    3,389            40,007
       Change in accounts receivable securitization                             --             3,015
       Financing fees                                                           --                40
       Other                                                                   246              (204)
                                                                          --------          --------
          Net cash provided by financing activities                          1,207            32,336
                                                                          --------          --------
    Net (decrease) increase in cash and cash equivalents                    (1,779)           12,649
    Cash and cash equivalents at beginning of period                        14,800            10,362
                                                                          --------          --------
    Cash and cash equivalents at end of period                            $ 13,021          $ 23,011
                                                                          ========          ========

     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         As used in the report, the terms "Thermadyne" and the "Company" mean Thermadyne Holdings Corporation, the term "Thermadyne LLC" means Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC. The Company is a global manufacturer of cutting and welding products and accessories.

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

         CO-ISSUER

         Thermadyne Capital was formed solely for the purpose of serving as a co-issuer of the 9-7/8% Senior Subordinated Notes due 2008. Thermadyne Capital has no substantial assets or liabilities and no operations of any kind, and the Indenture pursuant to which the Senior Subordinated Notes were issued limits Thermadyne Capital's ability to acquire or hold any significant assets, incur any liabilities or engage in any business activities, other than in connection with the issuance of the Senior Subordinated Notes.

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

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

         On January 8, 2002, the Court entered the final order approving a new $60 million debtor-in-possession credit facility among Thermadyne LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the "DIP Facility".) Prior to the final order, on November 21, 2001, the Court entered an interim order authorizing the Debtors to use up to $25 million of the DIP Facility for loans and letters of credit. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or November 21, 2002. On November 1, 2002, the Debtors filed a motion with the Court to amend the DIP Facility to extend its expiration date to May 21, 2003. In addition, the motion to amend the DIP Facility would lower the total capacity from $60 million to $50 million. All other terms of the DIP Facility would remain substantially the same. On November 15, 2002, the Court will hear this motion for extension. The Company also expects its lenders to approve the extension of the DIP Facility prior to November 21, 2002. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Actual borrowing availability is subject to a borrowing base calculation. The amount available to the Company under the DIP Facility is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of September 30, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. As of September 30, 2002, the Company had borrowed $10.2 million and issued letters of credit of $4.4 million under the DIP Facility. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain), and other customary provisions.

         As of December 1, 2001, Thermadyne LLC discontinued accruing interest on the Senior Subordinated Notes and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"). Contractual interest on the Senior Subordinated Notes and the Junior Notes for the quarter ended September 30, 2002, was $5.1 million and $1.4 million, respectively, and for the nine months ended September 30, 2002, was $15.3 million and $3.9 million, respectively. No interest was recorded for the Senior Subordinated Notes or the Junior Notes during the three or

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

         nine-month periods ended September 30, 2002. As part of the Court order approving the DIP Facility, the Company was required to continue making period interest payments on its old syndicated senior secured credit agreement (the "Old Credit Agreement.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $11.7 million and $36.1 million, for the three and nine-month periods ended September 30, 2002, respectively, which was $6.5 million and $19.2 million in excess of reported interest, respectively.

         Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims were allowed to be filed against the Debtors through April 19, 2002. As debtor-in-possession, the Company has the right, subject to court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

         The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor's committee appointed in the Chapter 11 proceedings and the lenders. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to significantly strengthen the Company's financial position.

         Management expects that a Plan of Reorganization will be completed and ready to file with the Court during the fourth calendar quarter of 2002. Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Court, or that such plan will be consummated. On October 30, 2002, the Court approved the Company's motion to extend the period during which the Debtors may file a Plan of Reorganization through November 18, 2002. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Debtors, would have the right to propose alternative plans of reorganization.

         Absent a successful restructuring of the Company's balance sheet, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

         The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 case. Under Chapter 11, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being paid in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements, and are included in the line "liabilities subject to compromise" on the consolidated balance sheets. Additionally, the interests of existing preferred and common shareholders could be substantially diluted or even eliminated.

         LIABILITIES SUBJECT TO COMPROMISE

         Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as debtor-in-possession. These claims are shown in the accompanying balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. The principal categories of liabilities subject to compromise consisted of the following:


                                          September 30,     December 31,
                                               2002             2001
                                          -------------     ------------

Trade accounts payable                      $ 15,904         $ 17,334
Accrued and other liabilities                  3,670            3,500
Accrued interest                              20,493           20,493
Accrued income taxes                          11,290           11,290
Old Credit Facility                          355,241          353,437
Senior Subordinated Notes                    207,000          207,000
Junior Notes                                  33,427           33,427
Other long-term obligations                    1,327            1,555
                                            --------         --------
        Total                               $648,352         $648,036
                                            ========         ========


         REORGANIZATION ITEMS

         Reorganization items for the three-month period ended September 30, 2002, include $3.0 million of professional fees and expenses, $0.4 million of expenses related to financing fees associated

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

         with the DIP Facility, and $0.1 million of other reorganization costs. For the nine months ended September 30, 2002, reorganization items include $6.9 million of professional fees and expenses, $1.4 million of expenses related to financing fees associated with the DIP Facility, $0.4 million associated with a lease obligation that was rejected, $0.3 million related to payments under the key employee retention plan approved by the Court, and $0.6 million of other reorganization costs. Reorganization costs in 2001 consisted primarily of professional fees and expenses.

         SPECIAL CHARGES

         Special charges incurred during the three months ended September 30, 2002 include $0.5 million related to an information technology transformation project and $0.1 million related to logistics initiatives. For the nine months ended September 30, 2002, special charges include $1.9 million related to the information technology transformation initiative and $0.5 related to the logistics projects.

         Included in special charges for the three months ended September 30, 2001, are costs of approximately $4.2 million related to the information technology and business reengineering project with the remaining costs attributable to the relocation of production to Mexico and Asia. For the nine months ended September 30, 2001, special charges include $2.2 million related to the relocation of production to Mexico and Asia, $10.1 million related to information technology and related business process reengineering projects with the balance of $1.3 million related primarily to severance.

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not affect net loss.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                   Nine Months         Nine Months
                                      Ended               Ended
                                  September 30,        September 30,
                                      2002                2001
                                  ------------         -------------

Interest paid                        $17,319            $26,809
Taxes paid                               569              1,730

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

         Operating cash disbursements for the nine months ended September 30, 2002, related to the reorganization were $8.6 million and include $6.9 million of professional fees and expenses, $0.4 million of fees related to the DIP Facility, $0.3 million of payments made under the key employee retention plan approved by the Court, $0.4 million related to a rejected lease obligation, and $0.6 million of other reorganization related disbursements. For the nine months ended September 30, 2001, operating cash disbursements related to the reorganization were $3.8 million and included approximately $3.2 million of professional fees and expenses, $0.5 million of bank fees and $0.1 million of other reorganization items.

2.       INVENTORIES

         The composition of inventories was as follows:

                              September 30,         December 31,
                                  2002                  2001
                              -------------         ------------

Raw materials                   $ 18,703             $ 18,142
Work-in-process                   32,141               25,517
Finished goods                    47,576               46,442
LIFO reserve                        (865)                (353)
                                --------             --------
Total                           $ 97,555             $ 89,748
                                ========             ========



3.       SEGMENT INFORMATION

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          Other
                                               United                     Australia/    Geographic
                                               States         Europe         Asia         Regions        Other      Consolidated
                                              ---------     --------      --------       --------      --------     ------------
Nine Months Ended September 30, 2002
------------------------------------
    Revenue from external customers           $199,320      $ 35,936      $ 34,521       $ 39,596      $     --       $309,373
    Intersegment revenues                       17,689         4,012           446          3,301       (25,448)            --
    Operating income (loss)                     38,625         1,860          (459)         4,818       (15,406)        29,438

Nine Months Ended September 30, 2001
------------------------------------
    Revenue from external customers           $228,486      $ 33,939      $ 34,327       $ 41,703      $     --       $338,455
    Intersegment revenues                       20,456         9,426         1,261             --       (31,143)            --
    Operating income (loss)                     41,761         2,239        (2,212)         1,607       (19,641)        23,754

4.       COMPREHENSIVE LOSS

         Comprehensive loss totaled $4,501 and $14,398 for the three months ended September 30, 2002 and 2001, respectively. For the nine-month periods ended September 30, 2002 and 2001, comprehensive loss was $5,573 and $36,921, respectively.

5.       LONG-TERM OBLIGATIONS

         The DIP Facility provides for total borrowings of $60 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of September 30, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. As of September 30, 2002, the Company had borrowed $10.2 million and issued letters of credit of $8.4 million under the DIP Facility.

         As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes and the Junior Notes. Contractual interest on the Senior Subordinated Notes and the Junior Notes for the quarter ended September 30, 2002, was $5.1 million and $1.4 million, respectively, and for the nine months ended September 30, 2002, was $15.3 million and $3.9 million, respectively. No interest was recorded for the Senior Subordinated Notes or the Junior Notes during the three or nine-month periods ended September 30, 2002. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed Plan of Reorganization.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142".) SFAS 142 prohibits the amortization of

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

         goodwill and intangible assets with indefinite useful lives. SFAS 142 requires these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. In addition, SFAS 142 requires goodwill included in the carrying value of equity method investments no longer be amortized.

         The Company ceased amortization on January 1, 2002 of its goodwill, which had a net balance of approximately $11,355 at January 1, 2002. During the third quarter of 2001 the Company recorded $114 of goodwill amortization, and through the first nine months of 2001 recorded goodwill amortization of $249. Excluding this expense the Company's net loss would have been $13,922 and $31,814 for the three and nine-month periods ended September 30, 2001, respectively.

         The Company capitalizes loan origination fees and other costs incurred arranging long-term financing as deferred financing costs. The costs are amortized over the respective lives of the obligations using the effective interest method. Deferred financing costs totaled $22,077 at September 30, 2002 and December 31, 2001. Accumulated amortization totaled $12,871 and $10,668 at September 30, 2002 and December 31, 2001, respectively. Amortization expense amounted to $735 for the three-month period ended September 30, 2002 and was $736 for the same period in 2001. Amortization expense was $2,205 and $2,206 for the nine-month periods ended September 30, 2002 and 2001, respectively. Amortization expense for fiscal 2002 to 2005 is expected to be as follows: $2,940, $2,940, $2,940, and $2,589.

         The Company has other identifiable intangible assets such as patented technology, non-compete agreements and trademarks. These intangibles are amortized on a straight-line basis over the various estimated useful lives, which generally range from three to 25 years. The total cost of these intangible assets was $11,107 and $11,420 at September 30, 2002 and December 31, 2001, respectively. Accumulated amortization totaled $9,470 and $9,353 at September 30, 2002 and December 31, 2001, respectively. Amortization expense amounted to $193 and $456 for the three-month periods ended September 30, 2002 and 2001, respectively, and was $767 and $1,362 for the nine months ended September, 30, 2002 and 2001, respectively. Amortization expense is expected to be approximately $1,000 in 2002 and 2003 and approximately $425 in 2004.

         The adoption of SFAS 142 did not have a significant impact on the Company's financial position or results of operations. However, the ultimate value of the Company's assets is uncertain and may change materially when the Company emerges from bankruptcy.

7.       GUARANTOR SUBSIDIARIES AND DEBTOR FINANCIAL INFORMATION

         Guarantor Subsidiaries

         Thermadyne LLC and Thermadyne Capital, both wholly-owned subsidiaries of Thermadyne, issued $207 million of Senior Subordinated Notes. Thermadyne received all of the net proceeds from the issuance of the Senior Subordinated Notes and Thermadyne LLC and Thermadyne Capital are jointly and severally liable for all payments under the Senior Subordinated Notes.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

         Additionally, the Senior Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured senior subordinated basis by certain subsidiaries of the Company (the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is wholly-owned by Thermadyne LLC.

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

         Debtor Financial Information

         In the following condensed financial information the combination of the amounts in the columns "Thermadyne LLC" and "Total Guarantors" represents, in all material respects, the financial position of the Debtors, excluding Thermadyne Holdings Corporation, as of September 30, 2002 and December 31, 2001, and their results of operations and cash flows for the three and nine-month periods ended September 30, 2002 and 2001. This information was prepared on the same basis as the consolidated financial statements.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2002

                                                           Thermadyne        Total          Total
                                                               LLC         Guarantors   Non-Guarantors  Eliminations      Total
                                                           ----------      ----------   --------------  ------------    ---------
ASSETS

Current Assets:
    Cash and cash equivalents                               $      --      $   4,590      $   8,431      $      --      $  13,021
    Accounts receivable                                            --         39,337         37,758             --         77,095
    Inventories                                                    --         58,093         39,462             --         97,555
    Prepaid expenses and other                                     --         10,191          3,169             --         13,360
                                                            ---------      ---------      ---------      ---------      ---------
         Total current assets                                      --        112,211         88,820             --        201,031
Property, plant and equipment, at cost, net                        --         40,430         34,315             --         74,745
Deferred financing costs, net                                   9,206             --             --             --          9,206
Intangibles, at cost, net                                          --          5,953          7,385             --         13,338
Deferred income taxes                                              --             --            376             --            376
Investment in and advances to/from subsidiaries               168,448             --             --       (168,448)            --
Other assets                                                       --            372          4,012             --          4,384
                                                            ---------      ---------      ---------      ---------      ---------
         Total assets                                       $ 177,654      $ 158,966      $ 134,908      $(168,448)     $ 303,080
                                                            =========      =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                        $      --      $   4,677      $  17,218      $      --      $  21,895
    Accrued and other liabilities                                  --         19,208          7,280             --         26,488
    Accrued interest                                                1             --              4             --              5
    Income taxes payable                                           --            160          1,157             --          1,317
    Current maturities of long-term obligations                10,150            443          2,193             --         12,786
                                                            ---------      ---------      ---------      ---------      ---------
         Total current liabilities                             10,151         24,488         27,852             --         62,491
Liabilities subject to compromise                             594,663         32,192         21,497             --        648,352
Long-term obligations, less current maturities                     --         15,031          5,512             --         20,543
Other long-term liabilities                                        --         33,991          8,890             --         42,881
Shareholders' deficit:
    Accumulated deficit                                      (506,134)      (354,509)       (89,863)       444,372       (506,134)
    Accumulated other comprehensive loss                           --        (21,714)       (22,313)            --        (44,027)
                                                            ---------      ---------      ---------      ---------      ---------
         Total shareholders' deficit                         (506,134)      (376,223)      (112,176)       444,372       (550,161)
Net equity and advances to/from subsidiaries                   78,974        429,487        183,333       (612,820)        78,974
                                                            ---------      ---------      ---------      ---------      ---------
         Total liabilities and shareholders' deficit        $ 177,654      $ 158,966      $ 134,908      $(168,448)     $ 303,080
                                                            =========      =========      =========      =========      =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001

                                                           Thermadyne         Total         Total
                                                                LLC        Guarantors   Non-Guarantors  Eliminations      Total
                                                           ----------      ----------   --------------  ------------    ---------
ASSETS

Current Assets:
    Cash and cash equivalents                               $      --      $   7,332      $   7,468      $      --      $  14,800
    Restricted Cash                                                --             --             --             --             --
    Accounts receivable                                            --         41,516         34,300             --         75,816
    Inventories                                                    --         51,505         38,243             --         89,748
    Prepaid expenses and other                                     --         11,360          3,240             --         14,600
                                                            ---------      ---------      ---------      ---------      ---------
        Total current assets                                       --        111,713         83,251             --        194,964
Property, plant and equipment, at cost, net                        --         42,033         38,979             --         81,012
Deferred financing costs, net                                  11,409             --             --             --         11,409
Intangibles, at cost, net                                          --          6,461          6,961             --         13,422
Deferred income taxes                                              --             --            248             --            248
Investment in and advances to/from subsidiaries               168,839             --             --       (168,839)            --
Other assets                                                       --           (261)         4,095             --          3,834
                                                            ---------      ---------      ---------      ---------      ---------
        Total assets                                        $ 180,248      $ 159,946      $ 133,534      $(168,839)     $ 304,889
                                                            =========      =========      =========      =========      =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                        $      --      $   4,960      $  14,560      $      --      $  19,520
    Accrued and other liabilities                                  --         18,392          7,018             --         25,410
    Accrued interest                                              457              8              6             --            471
    Income taxes payable                                           --             11            497             --            508
    Current maturities of long-term obligations                 8,650            312          2,644             --         11,606
                                                            ---------      ---------      ---------      ---------      ---------
        Total current liabilities                               9,107         23,683         24,725             --         57,515
Liabilities subject to compromise                             594,533         33,679         19,824             --        648,036
Long-term obligations, less current maturities                     --         15,483          5,601             --         21,084
Other long-term liabilities                                        --         34,471          9,397             --         43,868
Shareholders' deficit:
    Accumulated deficit                                      (502,366)      (350,148)       (90,434)       440,582       (502,366)
    Accumulated other comprehensive loss                           --        (26,914)       (15,308)            --        (42,222)
                                                            ---------      ---------      ---------      ---------      ---------
        Total shareholders' deficit                          (502,366)      (377,062)      (105,742)       440,582       (544,588)
Net equity and advances to/from subsidiaries                   78,974        429,692        179,729       (609,421)        78,974
                                                            ---------      ---------      ---------      ---------      ---------
        Total liabilities and shareholders' deficit         $ 180,248      $ 159,946      $ 133,534      $(168,839)     $ 304,889
                                                            =========      =========      =========      =========      =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                                         Thermadyne       Total           Total
                                                             LLC        Guarantors    Non-Guarantors   Eliminations     Total
                                                          ----------    ----------    --------------   ------------   ---------

Net sales                                                 $     --       $ 71,586       $ 43,750       $(16,726)      $ 98,610
Operating expenses:
   Cost of goods sold                                           --         46,740         32,282        (16,924)        62,098
   Selling, general and administrative expenses                 --         17,538          7,504             --         25,042
   Amortization of intangibles                                  --            118             75             --            193
   Net periodic postretirement benefits                         --            288             --             --            288
   Special charges                                              --            636             --             --            636
                                                          --------       --------       --------       --------       --------
Operating income                                                --          6,266          3,889            198         10,353
Other income (expense):
   Interest expense                                             --         (5,200)          (311)           294         (5,217)
   Amortization of deferred financing costs                     --           (735)            --             --           (735)
   Equity in net loss of subsidiaries                         (576)            --             --            576             --
   Other                                                        --            169         (1,278)          (294)        (1,403)
                                                          --------       --------       --------       --------       --------
Income (loss) before reorganization items and
   income tax provision                                       (576)           500          2,300            774          2,998
Reorganization items                                            --          3,530             --             --          3,530
                                                          --------       --------       --------       --------       --------
Income (loss) before income tax provision                     (576)        (3,030)         2,300            774           (532)
Income tax provision                                            --             32             12             --             44
                                                          --------       --------       --------       --------       --------
Net loss                                                  $   (576)      $ (3,062)      $  2,288       $    774       $   (576)
                                                          ========       ========       ========       ========       ========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                           Thermadyne        Total         Total
                                                               LLC         Guarantors   Non-Guarantors  Eliminations      Total
                                                           ----------      ----------   --------------  ------------    ---------

Net sales                                                   $      --      $  84,964      $  39,531      $ (17,781)     $ 106,714
Operating expenses:
   Cost of goods sold                                              --         59,588         31,492        (18,243)        72,837
   Selling, general and administrative expenses                    --         17,155          6,834             --         23,989
   Amortization of intangibles                                     --            365            205             --            570
   Net periodic postretirement benefits                            --            288             --             --            288
   Special charges                                                 --          4,349             51             --          4,400
                                                            ---------      ---------      ---------      ---------      ---------
Operating income                                                   --          3,219            949            462          4,630
Other income (expense):
   Interest expense                                                --        (13,070)        (1,493)           252        (14,311)
   Amortization of deferred financing costs                        --           (736)            --             --           (736)
   Equity in net loss of subsidiaries                         (14,036)            --             --         14,036             --
   Other                                                           --           (401)          (696)          (626)        (1,723)
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before reorganization items and income
   tax provision                                              (14,036)       (10,988)        (1,240)        14,124        (12,140)
Reorganization items                                               --          1,870             --             --          1,870
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before income tax provision                     (14,036)       (12,858)        (1,240)        14,124        (14,010)
Income tax (benefit) provision                                     --            (33)            59             --             26
                                                            ---------      ---------      ---------      ---------      ---------
Net loss                                                    $ (14,036)     $ (12,825)     $  (1,299)     $  14,124      $ (14,036)
                                                            =========      =========      =========      =========      =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                           Thermadyne        Total          Total
                                                               LLC         Guarantors   Non-Guarantors  Eliminations      Total
                                                           ----------      ----------   --------------  ------------    ---------

Net sales                                                   $      --      $ 234,832      $ 122,360      $ (47,819)     $ 309,373
Operating expenses:
   Cost of goods sold                                              --        150,150         95,182        (47,841)       197,491
   Selling, general and administrative expenses                    --         57,677         20,700             --         78,377
   Amortization of intangibles                                     --            600            167             --            767
   Net periodic postretirement benefits                            --            864             --             --            864
   Special charges                                                 --          2,436             --             --          2,436
                                                            ---------      ---------      ---------      ---------      ---------
Operating income                                                   --         23,105          6,311             22         29,438
Other income (expense):
   Interest expense                                                --        (14,900)        (2,799)           846        (16,853)
   Amortization of deferred financing costs                        --         (2,205)            --             --         (2,205)
   Equity in net loss of subsidiaries                          (3,768)            --             --          3,768             --
   Other                                                           --           (550)        (1,641)          (846)        (3,037)
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before reorganization items and income
   tax provision                                               (3,768)         5,450          1,871          3,790          7,343
Reorganization items                                               --          9,577             --             --          9,577
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before income tax provision                      (3,768)        (4,127)         1,871          3,790         (2,234)
Income tax provision                                               --            234          1,300             --          1,534
                                                            ---------      ---------      ---------      ---------      ---------
Net loss                                                    $  (3,768)     $  (4,361)     $     571      $   3,790      $  (3,768)
                                                            =========      =========      =========      =========      =========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                           Thermadyne        Total          Total
                                                               LLC         Guarantors   Non-Guarantors  Eliminations      Total
                                                           ----------      ----------   --------------  ------------    ---------

Net sales                                                   $      --      $ 271,513      $ 127,336      $ (60,394)     $ 338,455
Operating expenses:
   Cost of goods sold                                              --        181,857        103,187        (60,444)       224,600
   Selling, general and administrative expenses                    --         52,035         21,990             --         74,025
   Amortization of intangibles                                     --          1,087            524             --          1,611
   Net periodic postretirement benefits                            --            837             --             --            837
   Special charges                                                 --         13,025            603             --         13,628
                                                            ---------      ---------      ---------      ---------      ---------
Operating income                                                   --         22,672          1,032             50         23,754
Other income (expense):
   Interest expense                                                --        (41,422)        (5,461)         1,385        (45,498)
   Amortization of deferred financing costs                        --         (2,206)            --             --         (2,206)
   Equity in net loss of subsidiaries                         (32,063)            --             --         32,063             --
   Other                                                           --           (152)          (133)        (2,323)        (2,608)
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before reorganization items and income
   tax provision                                              (32,063)       (21,108)        (4,562)        31,175        (26,558)
Reorganization items                                               --          3,829             --             --          3,829
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before income tax provision                     (32,063)       (24,937)        (4,562)        31,175        (30,387)
Income tax provision                                               --            255          1,421             --          1,676
                                                            ---------      ---------      ---------      ---------      ---------
Net loss                                                    $ (32,063)     $ (25,192)     $  (5,983)     $  31,175      $ (32,063)
                                                            =========      =========      =========      =========      =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                Thermadyne       Total         Total
                                                                    LLC        Guarantors  Non-Guarantors Eliminations     Total
                                                                ----------     ----------  -------------- ------------   ---------

Net cash provided by (used in) operating activities              $ (4,224)     $   (285)     $  5,011      $  3,790      $  4,292
Cash flows used in investing activities:
   Capital expenditures, net                                           --        (4,384)       (2,138)           --        (6,522)
   Change in other assets                                              --          (726)          (30)           --          (756)
                                                                 --------      --------      --------      --------      --------
Net cash used in investing activities                                  --        (5,110)       (2,168)           --        (7,278)
Cash flows provided by (used in) financing activities:
   Changes in long-term receivables                                    --            --           319            --           319
   Borrowing under debtor-in-possession facility                    1,500            --            --            --         1,500
   Repayment of long-term obligations                                  --          (138)       (4,109)           --        (4,247)
   Borrowing of long-term obligations                                 130            --         3,259            --         3,389
   Change in accounts receivable securitization                        --            --            --            --            --
   Financing fees                                                      --            --            --            --            --
   Change in net equity and advances to/from subsidiaries           2,594        (2,408)        3,604        (3,790)           --
   Other                                                               --         5,199        (4,953)           --           246
                                                                 --------      --------      --------      --------      --------
Net cash provided by (used in) financing activities                 4,224         2,653        (1,880)       (3,790)        1,207
                                                                 --------      --------      --------      --------      --------
Net increase (decrease) in cash and cash equivalents                   --        (2,742)          963            --        (1,779)
Cash and cash equivalents at beginning of period                       --         7,332         7,468            --        14,800
                                                                 --------      --------      --------      --------      --------
Cash and cash equivalents at end of period                       $     --      $  4,590      $  8,431      $     --      $ 13,021
                                                                 ========      ========      ========      ========      ========



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                 Thermadyne      Total         Total
                                                                     LLC       Guarantors  Non-Guarantors Eliminations     Total
                                                                 ----------    ----------  -------------- ------------   ---------


Net cash (used in) provided by operating activities              $(16,826)     $(22,855)     $    933      $ 31,175      $ (7,573)
Cash flows provided by (used in) investing activities:
   Capital expenditures, net                                           --        (9,063)       (2,940)           --       (12,003)
   Change in other assets                                              --           (78)          (33)           --          (111)
                                                                 --------      --------      --------      --------      --------
Net cash used in investing activities                                  --        (9,141)       (2,973)           --       (12,114)
Cash flows provided by (used in) financing activities:
   Changes in long-term receivables                                    --           543        (1,030)           --          (487)
   Repayment of long-term obligations                              (5,193)          (87)       (4,755)           --       (10,035)
   Borrowing of long-term obligations                              35,000            --         5,007            --        40,007
   Change in accounts receivable securitization                        --         3,015            --            --         3,015
   Financing fees                                                      --            --            40            --            40
   Change in net equity and advances to/from subsidiaries         (13,011)       38,723         5,463       (31,175)           --
   Other                                                               30            (4)         (230)           --          (204)
                                                                 --------      --------      --------      --------      --------
Net cash provided by (used in) financing activities                16,826        42,190         4,495       (31,175)       32,336
                                                                 --------      --------      --------      --------      --------
Net increase in cash and cash equivalents                              --        10,194         2,455            --        12,649
Cash and cash equivalents at beginning of period                       --         4,536         5,826            --        10,362
                                                                 --------      --------      --------      --------      --------
Cash and cash equivalents at end of period                       $     --      $ 14,730      $  8,281      $     --      $ 23,011
                                                                 ========      ========      ========      ========      ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the 12.5% debentures, due June 1, 2008 (the "Debentures"), and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"), and ceased accruing dividends on its redeemable preferred stock. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the quarter ended September 30, 2002, was $5.1 million, $1.0 million, $4.8 million and $1.4 million, respectively, and for the nine months ended September 30, 2002, was $15.3 million, $3.0 million, $14.0 million and $3.9 million, respectively. No interest was recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures or the Junior Notes during the three or nine-month periods ended September 30, 2002. Contractual dividends for the redeemable preferred stock were $2.7 million and $8.0 million for the three and nine months ended September 30, 2002, respectively, but no dividends were recorded during these periods. As part of the Court order approving the DIP Facility, the Company is required to continue making periodic interest payments on its old syndicated senior secured credit agreement (the "Old Credit Agreement.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $17.5 million and $53.1 million, for the three and nine-month periods ended September 30, 2002, respectively, which was $12.3 million and $36.2 million in excess of reported interest, respectively.

Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims were allowed to be filed against the Debtors through April 19, 2002. As debtor-in-possession, the Company has the right, subject to Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor's committee appointed in the Chapter 11 proceedings and the lenders. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to significantly strengthen the Company's financial position.

Management expects that a Plan of Reorganization will be completed and ready to file with the Court during the fourth calendar quarter of 2002. Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Court, or that such plan will be consummated. On October 30, 2002, the Court approved the Company's motion to extend the period during which the Debtors may file a Plan of Reorganization through November 18, 2002. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Debtors, would have the right to propose alternative plans of reorganization.

The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 case. Under Chapter 11, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being paid in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements, and are included in the line "liabilities subject to compromise" on the consolidated balance sheets. Additionally, the interests of existing preferred and common shareholders could be substantially diluted or even eliminated.

OVERVIEW

The following is a discussion and analysis of the condensed consolidated financial statements of Company. The Company conducts its operations through its wholly-owned subsidiary Thermadyne LLC. The accompanying condensed consolidated financial statements for the Company and Thermadyne LLC are substantially the same except for certain debt and equity securities issued by the Company, and therefore, a separate discussion of Thermadyne LLC is not presented.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net sales of the three-month period ended September 30, 2002, were $98.6 million, which was a decrease of 7.6% from net sales of $106.7 million for the same three-month period in 2001. Poor economic conditions, primarily in the U.S., continued during the third quarter and were the primary reason for the decline compared to 2001. Domestic sales were $56.4 million for the third quarter compared to $66.4 million for the same period last year, which is a decrease of 15.0%. The weak industrial economy in the U.S. hampered demand throughout the third quarter of 2002. International sales were $42.2 million for the three months ended September 30, 2002, compared to $40.3 million for the same three-month period in 2001, which is an increase of 4.6%. Europe and Australia had solid sales growth in the third quarter, and were 16.5% and 9.1% over the comparable quarter in 2001, respectively. This increase in sales was partially offset by sales declines in Latin America and Canada, which were down compared to the third quarter of 2001 by 14.7% and 3.1%, respectively.

Cost of goods sold was 63.0% of sales for the three-month period ended September 30, 2002, which compares to 68.3% for the same quarterly period in 2001. This favorable change results primarily from various cost reduction initiatives such as the Company's efforts to relocate production to locations with lower labor costs and plant consolidation efforts.

Selling, general and administrative expenses were $25.0 million for the three-month period ended September 30, 2002, or 4.4% more than the same three-month period in 2001. As a percentage of sales, selling, general and administrative expenses were 25.4% for quarter ended September 30, 2002, versus 22.5% for the three months ended September 30, 2001. The increase in selling, general and administrative expenses compared to 2001 results primarily from higher costs related to the Company's information technology infrastructure and investments made related to certain sales and marketing initiatives.

Special charges incurred during the three months ended September 30, 2002 include $0.5 million related to an information technology transformation project and $0.1 million related to logistics initiatives. Included in special charges for the three months ended September 30, 2001, are costs of approximately $4.2 million related to the information technology and a business reengineering project with the remaining costs attributable to the relocation of production to Mexico and Asia.

Reorganization items for the three-month period ended September 30, 2002, include $3.0 million of professional fees and expenses, $0.4 million of expenses related to financing fees associated with the DIP Facility, and $0.1 million of other reorganization costs. Reorganization costs in 2001 consisted primarily of professional fees and expenses.

Interest expense for the third quarter of 2002 was $5.2 million, which compares to $19.6 million for the third quarter of 2001. The difference relates primarily to interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes, which the Company ceased accruing on December 1, 2001.

The income tax provision recorded on pretax loss of $0.6 million for the three months ended September 30, 2002, relates primarily to foreign taxable income. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of foreign losses. The income tax provision recorded in the three-month period ended September 30, 2001, on a pre-tax loss of $19.3 million relates mostly to foreign taxable income. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of foreign losses.

Adjusted EBITDA for the third quarter of 2002 was $13.7 million compared to $6.7 million for the same quarter in 2001, for an increase of 104.0%.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales for the first nine months of 2002 were $309.4 million compared to $338.5 million for the same nine-month period in 2001, or a decrease of 8.6%. Domestic sales for the nine months ended September 30, 2002, were $186.4 million, which is a decline of 11.8% compared to net sales of $211.3 million for the nine months ended September 30, 2001. Generally weak economic conditions in the U.S., particularly in the industrial sector, are the main reason for the decrease in sales. International sales were $123.0 million for the nine months ended September 30, 2002, or 3.3% lower than sales of $127.1 million for the same period in 2001. Europe and Australia had modest increases in sales compared to the nine months of 2001, but were more than offset by declines in all other key international markets. Similar to the U.S., most of the Company's major international markets have suffered from poor economic conditions throughout most of 2002.

Cost of goods sold was 63.8% of sales for the nine months ended September 30, 2002, which compares to 66.4% for the same nine-month period in 2001. This improvement results from the Company's cost reduction efforts such as increasing automation, moving production to locations with lower labor costs, and plant consolidations.

Selling, general and administrative expenses were $78.4 million for the nine months ended September 30, 2002, which is 5.9% higher than the comparable period in 2001. As a percentage of sales, selling, general and administrative expenses were 25.3% for the first three quarters of 2002 versus 21.9% for the nine months ended September 30, 2001. The increase in selling, general and administrative expenses compared to 2001 results primarily from higher costs related to the Company's information technology infrastructure and investments made related to certain sales and marketing initiatives. Also increasing selling, general and administrative expenses in the nine-month period ended September 30, 2002, was approximately $2.0 million accrued related to the Company's management incentive plan. No similar expense was recorded in the comparable nine-month period in 2001. The increase in selling, general and administrative expenses as a percentage of sales results partly to the decline in sales as certain expenses are fixed and do not fluctuate with revenue.

Special charges for the nine months ended September 30, 2002, include $1.9 million related to an information technology transformation initiative and $0.5 related to logistics projects. For the nine months ended September 30, 2001, special charges include $2.2 million related to the relocation of production to Mexico and Asia, $10.1 million related to information technology and related business process reengineering projects with the balance of $1.3 million related primarily to severance.

Reorganization items for the nine months ended September 30, 2002, include $6.9 million of professional fees and expenses, $1.4 million of expenses related to financing fees associated with the DIP Facility, $0.4 million associated with a lease obligation that was rejected, $0.3 million related to payments under the key employee retention plan approved by the Court, and $0.6 million of other reorganization costs. Reorganization costs in 2001 consisted primarily of professional fees and expenses.

Interest expense for the first nine months of 2002 was $16.9 million, which compares to $60.9 million for the same period in 2001. The difference relates mostly to interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes, which the Company ceased accruing on December 1, 2001.

An income tax provision of $1.5 million was recorded on a pretax loss of $2.3 million for the nine months ended September 30, 2002. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of foreign losses. An income tax provision of $1.7 million was recorded on a pretax loss of $45.9 million for the nine months ended September 30, 2001. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of foreign losses.

Adjusted EBITDA through the third quarter of 2002 was $39.9 million compared to $34.4 million for the same period in 2001, or an increase of 15.9%.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOWS

Operating activities provided $4.5 million of cash during the first nine months of 2002, which compares to cash used of $7.4 million during the same time period in 2001. Earnings, after adjusting for non-cash expenses, were $11.9 million for the nine months ended September 30, 2002, compared to a loss of $15.8 million for the comparable time frame in 2001. This difference results primarily from lower interest costs. Operating assets and liabilities used $7.5 million of cash in the nine-month period ended September 30, 2002, compared to cash provided of $8.4 million during the same period last year. Inventory has used $8.2 million of cash through the first nine months of 2002, which compared to cash provided of $2.1 million during the same nine-month period last year. The increase in inventory results primarily from increasing stock levels in regional warehouses in the U.S., increasing safety stock levels, and stock added related to new product introductions. Accounts payable provided $0.3 million of cash in the first three quarters of 2002, or approximately $12.8 million more than the same period in 2001. Absent approval from the Court, the Company is prohibited from paying pre-petition obligations including trade accounts payable. Accordingly, the amount of accounts payable recorded as of the petition date has not changed significantly. The increase in payables results from the Company's efforts to negotiate normal payment terms with some of its vendors. Accrued interest used $0.5 million of cash during the nine-month period ended September 30, 2002, compared to cash provided of $18.2 million in 2001. The Company ceased recording interest on the Senior Subordinated Notes and the Subordinated Notes effective December 1, 2001, which is the primary reason for this difference.

Investing activities used $7.3 million during the nine months ended September 30, 2002, which compares to $12.1 million for the same period in 2001. Capital expenditures were $6.5 million during the nine months ended September 30, 2002, which is $5.5 million less than was spent during the same period last year. The difference relates primarily to expenditures made in 2001 as the Company pushed toward more automation in its factories.

Financing activities provided $1.0 million during the nine months ended September 30, 2002 compared to cash provided of $32.2 million during the same period last year. This difference results primarily from net long-term borrowings, which were $30.0 million during the first three quarters of 2001 compared to $0.6 million during the nine months ended September 30, 2002. The Company also generated $3.0 million of cash from its accounts receivable securitization program during the first three quarters of last year. As a result of the Chapter 11 filing, this program liquidated and was fully funded by December 31, 2001.

Operating cash disbursements for the nine months ended September 30, 2002, related to the reorganization were $8.6 million and include $6.9 million of professional fees and expenses, $0.4 million of fees related to the DIP Facility, $0.3 million of payments made under the key employee retention plan approved by the Court, $0.4 million related to a rejected lease obligation, and $0.6 million of other reorganization related disbursements. For the nine months ended September 30, 2001, operating cash disbursements related to the reorganization were $3.8 million and included approximately $3.2 million of professional fees and expenses, $0.5 million of bank fees and $0.1 million of other reorganization items.

LIQUIDITY

The Company's principal uses of cash will be debt service requirements under the DIP Facility and the Old Credit Facility, capital expenditures, and working capital. The Company expects that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the DIP Facility.

The DIP Facility provides for total borrowings of $60 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of September 30, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. Interest on the DIP Facility accrued at the administrative agent's adjusted base rate plus 2.25% in the case of alternate base rate loans, and at an adjusted London Interbank Offered Rate ("LIBOR") plus 3.5% in the case of LIBOR loans. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain) and other customary provisions. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or November 21, 2002. On November 1, 2002, the Debtors filed a motion with the Court to amend the DIP Facility to extend its expiration date to May 21, 2003. In addition, the motion to amend the DIP Facility would lower the total capacity from $60 million to $50 million. All other terms of the DIP Facility would remain substantially the same. On November 15, 2002, the Court will hear this motion for extension. The Company also expects its lenders to approve the extension of the DIP Facility prior to November 21, 2002. As of September 30, 2002, the Company had borrowed $10.2 million and issued letters of credit of $8.4 million under the DIP Facility, resulting in availability of approximately $41.4 million.

The Old Credit Facility bears interest, at Thermadyne LLC's option, at the administrative agent's alternative base rate or at the reserve-adjusted LIBOR plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.5% for revolving and Term A loans, (y) 1.75% for Term B loans and (z) 2.00% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.75% for revolving and Term A loans, (y) 3.00% for Term B loans and (z) 3.25% for Term C loans. At September 30, 2002, the Company had outstanding $79.4 million in Term A loans, $108.6 million in Term B loans, $108.6 million in Term C loans, and $58.6 million of loans under the revolver. In addition, there was $3.5 million of letters of credit outstanding under the Old Credit Facility. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on the Old Credit Facility. This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. As a result of the Chapter 11 filing and other ongoing covenant violations, the Company has no borrowing availability under the Old Credit Agreement.

At September 30, 2002, the Company had outstanding $207.0 million of Senior Subordinated Notes, $37.1 million of Subordinated Notes, $145.1 million of Debentures and $33.4 million of Junior Notes. On December 1, 2001, the Company ceased accruing interest on all of these obligations. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed Plan of Reorganization.

The Company expects its operating cash flow, together with borrowings under the DIP Facility, will be sufficient to meet its anticipated future operating expenses and capital expenditures and the debt service requirements of the DIP Facility and Old Credit Facility, as allowed by the Court, as they become due. However, the Company's ability to generate sufficient cash flow to meet its operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control.

                             CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b) Changes in internal controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

                  Thermadyne Holdings Corporation
                  -------------------------------

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                  Thermadyne Mfg. LLC
                  -------------------

                  99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                  99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                  Thermadyne Capital Corp.
                  ------------------------

                  99.5 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                  99.6 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002



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

Date: November 14, 2002

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

Date: November 14, 2002

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

Date: November 14, 2002

                                 CERTIFICATIONS

I, Karl R. Wyss, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Thermadyne Holdings Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in the quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                       By:  /s/ KARL R. WYSS
                                            -----------------------------------
                                             Karl R. Wyss
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date: November 14, 2002

                                 CERTIFICATIONS

I, James H. Tate, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Thermadyne Holdings Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in the quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                     By:    /s/ JAMES H. TATE
                                            -----------------------------------
                                            James H. Tate
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

Date: November 14, 2002

                                 CERTIFICATIONS

I, Karl R. Wyss, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Thermadyne Mfg.
         LLC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in the quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        By: /s/ KARL R. WYSS
                                            -----------------------------------
                                            Karl R. Wyss
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: November 14, 2002

                                 CERTIFICATIONS

I, James H. Tate, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Thermadyne Mfg
         LLC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in the quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       By:  /s/ JAMES H. TATE
                                            -----------------------------------
                                            James H. Tate
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

Date: November 14, 2002

                                 CERTIFICATIONS

I, Karl R. Wyss, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Thermadyne
         Capital Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in the quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       By:  /s/ KARL R. WYSS
                                            -----------------------------------
                                            Karl R. Wyss
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: November 14, 2002

                                 CERTIFICATIONS

I, James H. Tate, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Thermadyne
         Capital Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in the quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        By: /s/ JAMES H. TATE
                                            -----------------------------------
                                            James H. Tate
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

Date: November 14, 2002

                                 EXHIBIT INDEX

                  EXHIBITS                      DESCRIPTION
                  --------                      -----------

                  Thermadyne Holdings Corporation
                  -------------------------------

                  99.1     Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted by Section 906 of the Sarbanes-Oxley Act of
                           2002

                  99.2     Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted by Section 906 of the Sarbanes-Oxley Act of
                           2002

                  Thermadyne Mfg. LLC
                  -------------------

                  99.3     Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted by Section 906 of the Sarbanes-Oxley Act of
                           2002

                  99.4     Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted by Section 906 of the Sarbanes-Oxley Act of
                           2002

                  Thermadyne Capital Corp.
                  ------------------------

                  99.5     Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted by Section 906 of the Sarbanes-Oxley Act of
                           2002

                  99.6     Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted by Section 906 of the Sarbanes-Oxley Act of
                           2002