Form 10-K
period 2002-12-31
THERMADYNE MFG LLC; THERMADYNE CAPITAL CORP; THERMADYNE HOLDINGS CORP /DE
filed 2003-03-31
CIK 1063382, 1063381, 850660

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23378

                        THERMADYNE HOLDINGS CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                     DELAWARE                                           74-2482571
 (State or Other Jurisdiction of Incorporation or
                   Organization)                           (I.R.S. Employer Identification No.)

                        COMMISSION FILE NUMBER 333-57457

                              THERMADYNE MFG. LLC
             (Exact name of Registrant as Specified in its Charter)

                     DELAWARE                                           74-2878452
 (State or Other Jurisdiction of Incorporation or
                   Organization)                           (I.R.S. Employer Identification No.)

                        COMMISSION FILE NUMBER 333-57457

                            THERMADYNE CAPITAL CORP.
             (Exact name of Registrant as Specified in its Charter)

                     DELAWARE                                           74-2878453
 (State or Other Jurisdiction of Incorporation or
                   Organization)                           (I.R.S. Employer Identification No.)




        16052 SWINGLEY RIDGE RD., SUITE 300
              CHESTERFIELD, MISSOURI                                       63017
     (Address of Principal Executive Offices)                           (ZIP Code)

              Registrant's telephone number, including area code:
                                 (636) 728-3000

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

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrants are accelerated filers (as
defined in Exchange Act Rule 12b-2).  Yes  [ ]    No  [X]

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: approximately $80,000 based on the closing sales price of the Common Stock, on March 1, 2003.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,590,286 shares of Common Stock, outstanding at March 1, 2003.

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

ITEM 1.  BUSINESS

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

BANKRUPTCY FILING

     On November 19, 2001, the Company and substantially all of its domestic subsidiaries, including Thermadyne LLC and Thermadyne Capital (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court"). The filing resulted from insufficient liquidity, and was determined to be the most efficient and favorable alternative to restructure the Company's balance sheet. Since 1998, the Company's operating results have been negatively impacted by a weak industrial economy in the U.S. as well as difficult economic conditions in most of its foreign markets. The deterioration of operating results and liquidity made it increasingly difficult for the Company to meet all of its debt service obligations. Prior to filing Chapter 11, the Company failed to make the semi-annual interest payments on the 10.75% subordinated notes, due November 1, 2003 (the "Subordinated Notes"), which were due on May 1 and November 1, 2001, and totaled approximately $4.0 million. In addition, the Company failed to make an interest payment in the amount of $10.2 million related to the 9.875% senior subordinated notes, due June 1, 2008 (the "Senior Subordinated Notes"), which was due on June 1, 2001. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage the business as a debtor-in-possession subject to the supervision of the Court.

     On January 8, 2002, the Court entered the final order approving a new $60 million debtor-in-possession credit facility among Thermadyne LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the "DIP Facility".) Prior to the final order, on November 21, 2001, the Court entered an interim order authorizing the Debtors to use up to $25 million of the DIP Facility for loans and letters of credit. On November 19, 2002, the Court entered a final order amending the DIP Facility. The amendment extended the expiration date to May 23, 2003, and lowered the total capacity from $60 million to $50 million. All other terms of the DIP Facility remained substantially unchanged. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or May 23, 2003. If a plan of reorganization is not consummated by May 23, 2003, the Company will need to seek an extension of the maturity of the DIP Facility. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Actual borrowing availability is subject to a borrowing base calculation. The amount available to the Company under the DIP Facility is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of December 31, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility. As of December 31, 2002, the Company had borrowed $10.2 million and issued letters of credit of $9.5 million under the DIP Facility. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs), and other customary provisions.

     As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the 12.5% debentures, due June 1, 2008 (the "Debentures"), and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"), and ceased accruing dividends on its redeemable preferred stock. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the year ended December 31, 2002, was $20.4 million, $4.0 million, $18.9 million and $5.3 million, respectively. No interest was recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures or the Junior Notes during 2002. For the year ended December 31, 2001, contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes totalled $45.8 million, of which $41.9 million was recorded. Contractual dividends for the redeemable preferred stock were $10.8 million for the year ended December 31, 2002, of which none was recorded. For the year ended December 31, 2001, contractual dividends for the redeemable preferred stock were $9.5 million, which compares to recorded dividends of $8.7 million. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on its old syndicated senior secured credit agreement (the "Old Credit Facility.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $71.2 million and $80.3 million for the years ended December 31, 2002 and 2001, respectively which was $48.6 million and $4.0 million in excess of reported interest, respectively.

     Pursuant to the provisions of the Bankruptcy Code, substantially all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims against the Debtors had to be filed with the Court on or before April 19, 2002. As debtor-in-possession, the Debtors have the right, subject to Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

     On January 17, 2003, the Company filed with the Court its First Amended and Restated Plan of Reorganization (the "Plan of Reorganization") which provides for, among other things the restructuring of the Company's balance sheet to significantly strengthen the Company's financial position.

     The Company expects the Court to confirm the Plan of Reorganization early in the second quarter of 2003. The Plan of Reorganization was filed with the SEC on Form 8-K February 6, 2003. Once the Court confirms the Plan of Reorganization and the Company satisfies the conditions precedent to effectiveness of the Plan of Reorganization, as described in the Plan of Reorganization, the Company will then consummate the Plan of Reorganization and emerge from Chapter 11. Management anticipates that the consummation and effectiveness of the Plan of Reorganization will occur in the second calendar quarter of 2003.

     The Plan of Reorganization provides for a substantial reduction of the Company's long-term debt. Under the plan, the Company's total debt would aggregate approximately $230 million, versus the nearly $800 mil-lion in debt and $79 million in preferred stock when the Company filed for Chapter 11 protection in November 2001. The Plan of Reorganization provides for treatment to the various classes of claims and equity interests as follows (as is more fully described in the Plan of Reorganization):

     Administrative Expense Claims, Priority Tax Claims and the Class 1 Other Priority Claims (as each such class, and all classes described herein, are more fully described in the Plan or Reorganization) remain unaffected by the Chapter 11 cases and are to be paid in full. The Class 3 Other Secured Claims are also unimpaired by the Chapter 11 cases and the holders of such claims will continue to retain their liens.

     The pre-petition senior secured lenders (Class 2) will exchange their approximately $365 million in debt and outstanding letters of credit for up to approximately 94.5% of the new common stock of the Company (subject to reduction for shares of the Company's new common stock acquired pursuant to the subscription offering referenced below), the cash proceeds realized from the subscription offering, $180 million in Senior Debt Notes, and Series C Warrants exercisable for additional shares of new common stock of the Company. Under certain circumstances, up to an additional $23 million in Senior Debt Notes may be issued to the pre-petition senior secured lenders in substitution for up to 12.3% of the new common stock of the Company. The pre-petition senior lenders have agreed to transfer the Series C Warrants to certain current Company equity holders.

     General Unsecured Creditors (Class 4) will receive distributions of cash equal to the lesser of (1) a holder's pro rata share of $7,500,000 and (2) fifty percent (50%) of such holder's claim (estimated by the Company to provide a recovery on such claims of 30% to 37% of the amount of such claims.)

     The 9 7/8% Senior Subordinated Note Holders (Class 5) will exchange their approximately $230 million in debt and accrued interest for approximately 5.5% of the new common stock of the Company, with the opportunity to subscribe for more shares through the subscription offering held pursuant to the Plan of Reorganization, and Series A Warrants and Series B Warrants exercisable for additional shares of new common stock of the Company.

     The Junior Subordinated Note Claims, the 10.75% Senior Subordinated Note Claims and the 12 1/2% Senior Discount Debenture Claims (Class 6, Class 7 and Class 8, respectively) in the aggregate amount of approximately $220 million will not receive any distribution under the Plan of Reorganization, but will have the opportunity to participate in the subscription offering for shares of new common stock of the reorganized Company.

     The Thermadyne Holdings Equity Interests (Class 9), which includes the existing common and preferred stock of the Company, will be cancelled and the holders of such interests will not receive any distribution pursuant to the Plan of Reorganization.

     In connection with the proposed Plan of Reorganization, the Company will issue the following:

     - Senior Debt Notes in the aggregate amount of up to $203 million;

     - Up to 13,300,000 shares of common stock of the reorganized Company;

     - 1,157,000 Series A Warrants;

     - 700,000 Series B Warrants; and

     - 271,429 Series C Warrants.

     Upon effectiveness of the Plan of Reorganization, the Company will use its proposed senior secured credit facility in the aggregate amount of $50 million to pay the DIP Facility, for the payment of various pre-petition obligations, and for general working capital purposes.

     Absent a successful restructuring of the Company's balance sheet, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. Approval of a Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

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

     Victor -- Oxy-Fuel Gas Products. Victor Equipment Company ("Victor") has plants in Denton, Texas and Hermosillo, Sonoro, Mexico, and was founded in 1913. Victor is the leading domestic manufacturer of gas-operated cutting and welding torches and gas and flow pressure regulation equipment. Victor's torches are used to cut ferrous metals and to weld, heat, solder and braze a variety of metals, and its regulation equipment is used to control pressure and flow of most industrial and specialty gases. In addition, Victor manufactures a variety of replacement parts, including welding nozzles and cutting tips of various types and sizes and a line of specialty gas regulators purchased by end users in the process control, electronics and other industries. Victor also manufactures a wide range of medical regulation equipment serving the oxygen therapy market, including home health care and hospitals.

     The torches produced by Victor are commonly referred to as oxy-fuel torches. These torches combine a mixture of oxygen and a fuel gas, typically acetylene, to produce a high-temperature flame. These torches are designed for maximum durability, reparability and performance utilizing patented built-in reverse flow check valves and flash arresters in the majority of models. Victor also manufactures lighter-duty handheld heating, soldering and brazing torches. Pressure regulators, which are basically diaphragm valves, serve a broad range of industrial and specialty gas process control operations.

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

INTERNATIONAL BUSINESS

     The Company had aggregate international sales of approximately $167.9 million, $166.4 million and $193.7 million for the fiscal years ended December 31, 2002, 2001 and 2000, respectively, or approximately 41%, 38% and 38%, respectively, of the Company's net sales in each such period. The Company's international sales are influenced by fluctuations in exchange rates of foreign currencies, foreign economic conditions and other risks associated with foreign trade. See "Quantitative and Qualitative Disclosures About Market Risk." The Company's international sales consist of (a) export sales of Thermadyne products manufactured at domestic manufacturing facilities and, to a limited extent, products manufactured by third parties, sold through overseas field representatives of Thermadyne International Corporation ("Thermadyne International"), a subsidiary of Thermadyne, and (b) sales of Thermadyne products manufactured at domestic and international manufacturing facilities, sold by Thermadyne's foreign subsidiaries. For further information concerning the international operations of the Company, see the notes to the consolidated financial statements of the Company included elsewhere herein.

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

RESEARCH AND DEVELOPMENT

     The Company has research and development groups for each of its product lines that primarily conduct process and product development to meet market needs. As of December 31, 2002, the Company employed approximately 110 persons in its research and development groups, most of whom are engineers.

EMPLOYEES

     As of December 31, 2002, the Company employed 2,802 people, of whom approximately 672 were engaged in sales and marketing activities, 223 were engaged in administrative activities, 1,814 were engaged in manufacturing activities and 93 were engaged in engineering activities. Labor unions represent none of the Company's workforce in the United States and virtually all of the manufacturing employees in its foreign operations. The Company believes that its employee relations are good. The Company has not experienced any significant work stoppages.

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

ITEM 2.  PROPERTIES

     The Company operates 16 manufacturing facilities in the United States, Italy, the Philippines, Brazil, Indonesia, Malaysia, Australia and Mexico. All domestic manufacturing facilities, leases and leasehold interests are encumbered by perfected first priority senior priming liens securing the Company's obligations under the DIP Facility and primed liens securing the Debtors' obligations under the Old Credit Facility. The Company considers its plants and equipment to be modern and well-maintained and believes its plants have sufficient capacity to meet future anticipated expansion needs.

     During 2002, the Company leased and maintained an 18,939-square-foot facility located in St. Louis, Missouri, which houses the executive offices of the Company and its operating subsidiaries, as well as all centralized services. During the first quarter of 2003, the Company relocated this office to a 16,109-square-foot facility, also located in St. Louis, Missouri.

     The following table describes the location and general character of the Company's principal properties:

SUBSIDIARY/                                                                 PROPERTY
LOCATION OF FACILITY                 BUILDING SPACE/NUMBER OF BUILDINGS       SIZE
--------------------                 ----------------------------------    ----------
Thermal Dynamics/West Lebanon, New
  Hampshire........................  187,000 sq. ft.                       8.0 acres
                                     5 buildings (office, manufacturing,
                                     sales training)
Tweco/Wichita, Kansas..............  177,655 sq. ft.                       21.5 acres
                                     3 buildings (office, manufacturing,
                                     storage space)
Victor/Denton, Texas...............  222,403 sq. ft.                       30.0 acres
                                     4 buildings (office, manufacturing,
                                     storage, sales training center)
Victor Brazil/Rio de Janeiro,
  Brazil...........................  200,000 sq. ft.                       6.0 acres
                                     6 buildings (office, manufacturing,
                                     warehouse)
Thermadyne Canada/Oakville,
  Ontario, Canada..................  48,710 sq. ft.                        8.3 acres
                                     1 building (office, warehouse)
Cigweld Malaysia/Selangor,
  Malaysia.........................  127,575 sq. ft.                       4.6 acres
                                     1 building (office, manufacturing)

SUBSIDIARY/                                                                 PROPERTY
LOCATION OF FACILITY                 BUILDING SPACE/NUMBER OF BUILDINGS       SIZE
--------------------                 ----------------------------------    ----------
Thermadyne Australia/Melbourne,
  Australia........................  426,157 sq. ft.                       9.8 acres
                                     2 buildings (office, manufacturing,
                                     storage, research)
Philippine Welding Equipment/Cebu,
  Philippines......................  41,380 sq. ft.                        1.2 acres
                                     1 building (office, manufacturing)
Cigweld Indonesia/Jakarta,
  Indonesia........................  52,500 sq. ft.                        2.1 acres
                                     1 building (office, manufacturing)
Cigweld Malaysia/Kuala Lumpur,
  Malaysia.........................  56,000 sq. ft.                        2.2 acres
                                     1 building (office, manufacturing)
C&G Systems/Itasca, Illinois.......  38,000 sq. ft.                        2.0 acres
                                     1 building (office, manufacturing,
                                     future expansion)
Stoody/Bowling Green, Kentucky.....  185,000 sq. ft.                       37.0 acres
                                     1 building (office, manufacturing)
GenSet/Pavia, Italy................  211,651 sq. ft.                       8.0 acres
                                     2 buildings (office, manufacturing,
                                     warehouse)
GenSet/Pavia, Italy................  44,326 sq. ft.                        2.0 acres
                                     1 building (manufacturing)
OCIM/Milan, Italy..................  24,757 sq. ft.                        0.9 acre
                                     2 buildings (office, manufacturing)
Tec.Mo/Bologna, Italy..............  27,276 sq. ft.                        0.6 acre
                                     2 buildings (office, manufacturing)
Thermal Arc/Troy, Ohio.............  120,000 sq. ft.                       6.5 acres
                                     1 building (office, manufacturing,
                                     warehouse, sales training)
Victor De Mexico and Tweco de
  Mexico/Sonora, Mexico............  143,043 sq. ft.                       9.9 acres
                                     1 building (office, manufacturing)

     All of the above facilities are leased, except for the facilities located in Melbourne, Cebu, the larger facility in Pavia and Rio de Janeiro, which are owned. The initial lease terms for the facilities located in West Lebanon, New Hampshire, Wichita, Kansas and Denton, Texas expire in May 2003. The Company exercised its right to extend the leases in Lebanon, New Hampshire and Denton, Texas until May 2008. The Company has also extended the lease in Wichita, Kansas until May 2004. The lease in Ontario, Canada will expire in August 2003. The Company has entered into a new lease with respect to the Ontario property that will expire in August 2008. The Company also has additional assembly and warehouse facilities in Canada, the United Kingdom, Italy, Japan, Singapore, Mexico, Indonesia, Brazil and Australia.

     In addition, the Company had subleased 295,000 square feet of its 325,000-square-foot facility in City of Industry, California, which formerly was the manufacturing facility for certain products now manufactured at the Company's Bowling Green, Kentucky facility. On February 20, 2002, the Court approved the Company's motion to reject this lease as of February 16, 2002.

     The Company entered into an agreement on February 7, 2002 to lease a 30,880 square-foot portion of a larger facility located in Chino, California. This location will be used to warehouse and distribute certain products manufactured at the Company's other domestic facilities.

ITEM 3.  LEGAL PROCEEDINGS

     On November 19, 2001, the Company and substantially all of its domestic subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. For further information see Item 1.
"Business -- Bankruptcy Filing."

     The Company is a party to ordinary litigation incidental to its businesses, including a number of product liability cases seeking substantial damages. The Company maintains insurance against any product liability claims. Coverage for most years has a $500,000 self insured retention with $500,000 of primary insurance per claim. In addition, the Company maintains umbrella policies providing an aggregate of $75,000,000 in coverage for product liability claims. All litigation against the Company was stayed upon the filing of the Chapter 11. Although it is difficult to predict the outcome of litigation with any certainty, the Company believes the liabilities which might reasonably result from such lawsuits, to the extent not covered by insurance, with the exception of those matters relating to the Debtors' Chapter 11 proceedings, will not have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock began trading on The NASDAQ Stock Market ("NASDAQ") on May 17, 1994. On October 15, 1998, the NASDAQ delisted the Common Stock. Following its delisting from NASDAQ, the Common Stock has traded in the over the counter market. The following table shows, for the periods indicated, the high and low sale prices of a share of the Common Stock for the fiscal years 2001 and 2002 as reported by published financial sources.

                                                              CLOSING SALE
                                                                PRICE($)
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
2001
  First Quarter.............................................  3.56    1.25
  Second Quarter............................................  1.31     .32
  Third Quarter.............................................   .51     .38
  Fourth Quarter............................................   .50     .11
2002
  First Quarter.............................................   .35     .21
  Second Quarter............................................   .30     .21
  Third Quarter.............................................   .18     .13
  Fourth Quarter............................................   .36     .01

     On March 11, 2003, the last reported bid price for the Common Stock as reported by published financial sources was $.02 per share. As of March 2, 2003 there were approximately 86 holders of record of Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for and as of each of the years in the five-year period ended December 31, 2002 set forth below has been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto, in each case included elsewhere herein.

                                                       FISCAL YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1998      1999      2000      2001      2002
                                               -------   -------   -------   -------   -------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
Operating Results Data:
  Net sales..................................  $ 532.8   $ 521.1   $ 510.1   $ 438.2   $ 414.3
  Cost of goods sold.........................    340.2     342.2     327.5     296.5     267.6
  Selling, general and administrative
     expenses................................    102.6      99.2     102.6      97.1     104.3
  Amortization of intangibles................      3.9       4.6      26.9       2.2       1.0
  Net periodic postretirement benefits.......      2.6       3.2       1.1       1.1       1.2
  Special charges............................     50.5      21.9      42.4      14.9       2.4
                                               -------   -------   -------   -------   -------
  Operating income...........................     33.0      50.0       9.6      26.4      37.8
  Interest expense...........................     62.2      72.4      81.4      76.4      22.6
  Other expense, net.........................      5.6       3.1       3.1       5.6       4.2
  Reorganization items.......................       --        --        --      (6.7)     23.9
  Net Income (loss)..........................    (46.2)    (34.3)   (106.6)    (51.5)    (16.0)
  Income (loss) per share applicable to
     common shares:
     Basic...................................    (7.95)   (11.68)   (32.04)   (16.78)    (4.44)
     Diluted.................................    (7.95)   (11.68)   (32.04)   (16.78)    (4.44)
Consolidated Balance Sheet Data:
  Working capital(2).........................  $ 121.2   $ 121.3   $  83.4   $ 137.4   $ 139.3
  Total assets...............................    420.2     400.4     317.9     310.4     297.6
  Total debt(1)..............................    710.7     729.4     753.9     808.7     809.3
  Total shareholders' deficit................   (496.3)   (534.1)   (658.4)   (725.1)   (743.6)
Consolidated Cash Flow Data:
  Net cash provided by (used in) operating
     activities..............................  $ (50.3)  $  53.9   $  (4.9)  $   6.4   $  11.6
  Net cash provided by (used in) investing
     activities..............................    (39.5)    (17.1)    (16.5)    (16.1)    (10.8)
  Net cash provided by (used in) financing
     activities..............................     89.7     (24.8)     18.5      14.2       1.8
Other Data:
  Adjusted EBITDA(3).........................  $  91.5   $  89.1   $  64.2   $  45.5   $  52.8
  Depreciation...............................     15.1      18.9      15.3      17.1      17.0
  Capital expenditures.......................     17.5      10.2      18.7      15.3       9.4

---------------

(1) Amounts for 2001 and 2002 include approximately $776.0 million and $778.7 million, respectively, classified as "liabilities subject to compromise" on the accompanying consolidated balance sheets.

(2) Amounts for 2001 and 2002 exclude liabilities subject to compromise.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BANKRUPTCY FILING

     Thermadyne, through its subsidiaries, is engaged in the design, manufacture and distribution of cutting and welding products and accessories. Since 1994, the Company has embarked on a strategy designed to focus its business exclusively on the cutting and welding industry and enhance the Company's market position within that industry.

     On November 19, 2001, the Company and substantially all of its domestic subsidiaries, including Thermadyne LLC and Thermadyne Capital, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri. The filing resulted from insufficient liquidity, and was determined to be the most efficient and favorable alternative to restructure the Company's balance sheet. Since 1998, the Company's operating results have been negatively impacted by a weak industrial economy in the U.S. as well as difficult economic conditions in most of its foreign markets. The deterioration of operating results and liquidity made it increasingly difficult for the Company to meet all of its debt service obligations. Prior to filing Chapter 11, the Company failed to make the semi-annual interest payments on the Subordinated Notes, which were due on May 1 and November 1, 2001, and totaled approximately $4.0 million. In addition, the Company failed to make an interest payment in the amount of $10.2 million related to the Senior Subordinated Notes, which was due on June 1, 2001. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage the business as a debtor-in-possession subject to the supervision of the Court. The Company has a $50 million debtor-in-possession credit facility in place (see Liquidity and Capital Resources.)

     As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures, and the Junior Notes, and ceased accruing dividends on its redeemable preferred stock. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the year ended December 31, 2002, was $20.4 million, $4.0 million, $18.9 million and $5.3 million, respectively. No interest was recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures or the Junior Notes during 2002. For the year ended December 31, 2001, contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes totaled $45.8 million, of which $41.9 million was recorded. Contractual dividends for the redeemable preferred stock were $10.8 million for the year ended December 31, 2002, of which none was recorded. For the year ended December 31, 2001, contractual dividends for the redeemable preferred stock were $9.5 million, which compares to recorded dividends of $8.7 million. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on the Old Credit Facility. This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $71.2 million and $80.3 million for the years ended December 31,

2002 and 2001, respectively, which was $48.6 million and $4.0 million in excess of reported interest, respectively.

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

     On January 17, 2003, the Company filed with the Court its First Amended and Restated Plan of Reorganization (the "Plan of Reorganization") which provides for, among other things the restructuring of the Company's balance sheet to significantly strengthen the Company's financial position.

     The Company expects the Court to confirm the Plan of Reorganization early in the second quarter of 2003. The Plan of Reorganization was filed with the SEC on Form 8-K February 6, 2003. Once the Court confirms the Plan of Reorganization and the Company satisfies the conditions precedent to effectiveness of the Plan of Reorganization, as described in the Plan of Reorganization, the Company will then consummate the Plan of Reorganization and emerge from Chapter 11. Management anticipates that the consummation and effectiveness of the Plan of Reorganization will occur in the second calendar quarter of 2003.

     The Plan of Reorganization provides for a substantial reduction of the Company's long-term debt. Under the plan, the Company's total debt would aggregate approximately $230 million, versus the nearly $800 million in debt and $79 million in preferred stock when the Company filed for Chapter 11 protection in November 2001. The Plan of Reorganization provides for treatment to the various classes of claims and equity interests as follows (as is more fully described in the Plan of Reorganization):

     Administrative Expense Claims, Priority Tax Claims and the Class 1 Other Priority Claims (as each such class, and all classes described herein, are more fully described in the Plan or Reorganization) remain unaffected by the Chapter 11 cases and are to be paid in full. The Class 3 Other Secured Claims are also unimpaired by the Chapter 11 cases and the holders of such claims will continue to retain their liens.

     The pre-petition senior secured lenders (Class 2) will exchange their approximately $360 million in debt and outstanding letters of credit for cash, up to approximately 94.5% of the new common stock of the Company (subject to reduction for shares of the Company's new common stock acquired pursuant to the subscription offering referenced below), the cash proceeds realized from the subscription offering, $180 million in Senior Debt Notes, and Series C Warrants exercisable for additional shares of new common stock of the Company. Under certain circumstances, up to an additional $23 million in Senior Debt Notes may be issued to the pre-petition senior secured lenders in substitution for up to 12.3% of the new common stock of the Company. The pre-petition senior lenders have agreed to transfer the Series C Warrants to certain current Company equity holders.

     General Unsecured Creditors (Class 4) will receive distributions of cash equal to the lesser of (1) a holder's pro rata share of $7,500,000 and (2) fifty percent (50%) of such holder's claim (estimated by the Company to provide a recovery on such claims of 30% to 37% of the amount of such claims.)

     The 9 7/8% Senior Subordinated Note Holders (Class 5) will exchange their approximately $230 million in debt and accrued interest for approximately 5.5% of the new common stock of the Company, with the opportunity to subscribe for more shares through the subscription offering held pursuant to the Plan of Reorganization, and Series A Warrants and Series B Warrants exercisable for additional shares of new common stock of the Company.

     The Junior Subordinated Note Claims, the 10.75% Senior Subordinated Note Claims and the 12 1/2% Senior Discount Debenture Claims (Class 6, Class 7 and Class 8, respectively) in the aggregate amount of approximately $220 million will not receive any distribution under the plan of Reorganization, but will have the opportunity to participate in the subscription offering for shares of new common stock of the reorganized Company.

     The Thermadyne Holdings Equity Interests (Class 9), which includes the existing common and preferred stock of the Company, will be cancelled and the holders of such interests will not receive any distribution pursuant to the Plan of Reorganization.

     In connection with the proposed Plan of Reorganization, the Company will issue the following:

     - Senior Debt Notes in the aggregate amount of up to $203 million;

     - Up to 13,300,000 shares of common stock of the reorganized Company;

     - 1,157,000 Series A Warrants;

     - 700,000 Series B Warrants; and

     - 271,429 Series C Warrants.

     Upon effectiveness of the Plan of Reorganization, the Company will use its proposed senior secured credit facility in the aggregate amount of $50 million to pay the DIP Facility, for the payment of various pre-petition obligations, and for general working capital purposes.

     Absent a successful restructuring of the Company's balance sheet, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. Approval of a Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

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

RESULTS OF OPERATIONS

     The following description of results of operations is presented for the fiscal years ended December 31, 2002, 2001 and 2000. The results of operations of the Company include the operations of Unique and Maxweld & Braze from their respective dates of acquisition.

  2002 COMPARED TO 2001

  Net Sales

     Net sales for the year ended December 31, 2002, were $414.3 million, which is a decline of 5.5% from net sales of $438.2 million for the year ended December 31, 2001. Domestic sales for the twelve months ended December 31, 2002, were $246.3 million compared to $271.8 million for the year ended December 31, 2001, which is a decrease of 9.4%. This decline is attributable primarily to the weak economic conditions in the U.S., particularly in the industrial sector. International sales were $167.9 million for the year ended December 31, 2002, which is a modest increase over the $166.4 million of net sales reported for 2001. Europe and Australia had solid increases of 9.4% and 7.9% over the year ended December 31, 2001, but were essentially offset by declines of 10.2% and 11.9% in Asia and Latin America, respectively. Changes in the U.S. dollar against foreign currencies did not have a significant overall impact on the international sales for 2002, however, certain geographic regions were more impacted than others. Approximately 60% of the increase in European sales was attributable to a weaker U.S. dollar, while substantially all of the decrease in Latin America resulted from local currencies, particularly the Brazilian real, weakening against the U.S. dollar.

  Costs and Expenses

     Cost of goods sold as a percentage of sales was 64.6% for 2002 compared to 67.7% for the year ended December 31, 2001. This improvement results primarily from the Company's efforts to lower costs such as the relocation of production to locations with lower labor costs and plant consolidation efforts.

     Selling, general and administrative expenses were $104.3 million in 2002 compared to $97.2 million for 2001. As a percentage of sales, selling, general and administrative expenses were 25.2% and 22.2% for the years ended December 31, 2002 and 2001, respectively. The increase in selling, general and administrative expenses compared to 2001 resulted primarily from higher costs associated with the Company's information technology infrastructure and investments made related to certain sales and marketing initiatives. Also increasing selling, general and administrative expenses in 2002 was approximately $3.5 million accrued related to the Company's management incentive plan. No similar expense was recorded in 2001. The increase in selling, general and administrative expenses as a percentage of sales is due in part to the decline in revenue as a significant portion of these expenses are fixed and do not fluctuate with sales.

     Special charges for the year ended December 31, 2002, related to an information technology initiative and related logistics projects. Special charges incurred during the year ended December 31, 2001, were comprised primarily of $7.0 million related to business reengineering initiatives, $3.2 million related to an information technology transformation project, and $2.4 million to logistics initiatives. The remainder of special charges for 2001 resulted mostly from the relocation of production to Mexico.

     Reorganization items for 2002 were $23.9 million and included $9.8 million of professional fees and expenses, $1.9 of expenses related to financing fees associated with the DIP Facility, $13.8 million for the write-off of deferred financing fees associated with pre-petition long-term debt subject to compromise, $0.3 million related to payments made under the key employee retention plan approved by the Court, a benefit of $2.7 million related to the rejection of certain capital leases, and $0.8 of other reorganization items. Reorganization items in 2001 include $4.8 million of professional fees and expenses, a benefit of $12.2 million resulting from the Court's approval of a Company motion to reject a non-cancelable lease obligation on a substantially idle facility, and $0.7 million of other reorganization costs.

     Interest expense was $22.6 million for the year ended December 31, 2002, which compares to $76.4 million for 2001. The decline in interest expense relates mostly to interest on the Senior Subordinated

Notes, the Subordinated Notes, the Debentures and the Junior Notes, which the Company ceased accruing on December 1, 2001.

     An income tax provision of $3.0 million was recorded on a pretax loss of $12.9 million for the year ended December 31, 2002. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of foreign losses. An income tax provision of $2.7 million was recorded on a pretax loss of $48.8 million for the twelve months ended December 31, 2001. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of foreign losses.

     Adjusted EBITDA was $52.8 million for the year ended December 31, 2002, compared to $45.5 million for 2001, or an increase of 16.0%.

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

  Recent Accounting Pronouncements

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. In addition, SFAS 142 requires goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company ceased amortization on January 1, 2002, of its goodwill, which had a net balance of approximately $11.4 million at January 1, 2002. During 2001 the Company recorded $0.4 million of goodwill amortization. Excluding this expense the Company's net loss applicable to common shares and basic and diluted net loss per common share would have been $59.9 million and $16.67, respectively.

     In July 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital and Cash Flows. Operating activities provided $11.6 million of cash for the twelve months ended December 31, 2002, which compares to $6.4 million for the year ended December 31, 2001. Earnings, after adding back non-cash expenses, were $14.3 million, or $33.3 million more than the comparable figure for 2001. Operating assets and liabilities used $2.6 million of cash for the year ended December 31, 2002, which compares to $25.4 million of cash provided by operating assets and liabilities for the twelve months ended December 31, 2001. Accounts receivable used $0.9 million of cash in 2002 compared to $9.9 million of cash provided in 2001. This change in receivables resulted mostly from the decline in revenue during 2002. Inventory used $3.9 million of cash during the year ended December 31, 2002, which compares to cash provided of $10.8 million for the twelve months ended December 31, 2001. This increase in inventory results from the initial stocking of two regional warehouses, higher inventory levels at the Company's Australian unit as a result of new products sourced from foreign suppliers, and increased safety stock levels at one of the Company's domestic business units as a result of its implementation of a new information system. Prepaid assets generated $1.9 million of cash during the twelve months ended December 31 2002, compared to $9.4 million of cash used during 2001. The use of cash in 2001 resulted from the Chapter 11 filing as many of the Company's key suppliers only shipped on cash-in-advance terms. During 2002, the Company was able to obtain payment terms from some of these suppliers, which resulted in the decline in prepaid assets. The Company generated $1.2 million of cash from accounts payable during 2002, which is a $6.6 million improvement over the cash used of $5.4 million during 2001. The change in accounts payable results mainly from the increase in inventory. Accrued interest used $0.5 million of cash during the year ended December 31, 2002, compared to cash generated of $22.7 million during 2001. The cash generated from interest in 2001 resulted primarily from the non-payment of interest due on June 1, 2001 and December 1, 2001, for the Senior Subordinated Notes totaling $20.4 million together with the non-payment of the interest due on May 1, 2001 and November 1, 2001, for the Subordinated Notes totaling $4.0 million. Cash used by investing activities was $10.8 million during 2002, or $5.4 million less than the comparable amount in 2001. The difference results primarily from capital expenditures, which were $9.4 million in 2002 compared to $15.3 million in 2001. Financing activities generated $1.8 million of cash for the twelve months ended December 31, 2002, compared to $14.2 million of cash generated for the year ended December 31, 2001. The difference results primarily from a decline in net, long-term borrowings, which were $0.3 million during 2002, compared to $36.4 million during 2001. A portion of the increase in borrowings in 2001 were used to repay an off-balance sheet accounts receivable securitization program, which was liquidated as a result of the Chapter 11 filing. The liquidation of the securitization program used $21.0 million of cash in 2001.

     Capital Expenditures. The Company had $9.4 million of capital expenditures in 2002. The Company's DIP Facility contains restrictions on the Company's ability to make capital expenditures. Based on present estimates, management believes the amount of capital expenditures permitted to be made under the DIP Facility will be adequate to maintain the properties and businesses of the Company's operations.

     Liquidity. The Company's principal uses of cash will be debt service requirements under the DIP Facility and the Old Credit Facility, capital expenditures, and working capital. The Company expects that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the DIP Facility.

     The DIP Facility provides for total borrowings of $50 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of December 31, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility. Interest on the DIP Facility accrues at the administrative agent's adjusted base rate plus 2.25% in the case of alternate base rates loans, and at an adjusted London Interbank Offered Rate ("LIBOR") plus 3.5% in the case of LIBOR loans. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain) and other customary provisions. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or May 23, 2003. If the Plan of Reorganization is not consummated by May 23, 2003, the Company will need to seek an extension of the maturity of the DIP Facility. At December 31, 2002, the Company had borrowed approximately $10.2 million and issued $9.5 million of letters of credit under the DIP Facility, resulting in availability of approximately $30.3 million.

     The Old Credit Facility bears interest, at Thermadyne LLC's option, at the administrative agent's alternative base rate or at the reserve-adjusted LIBOR plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.50% for revolving and Term A loans, (y) 1.75% for Term B loans and (z) 2.00% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.75% for revolving and Term A loans, (y) 3.00% for Term B loans and (z) 3.25% for Term C loans. At December 31, 2002, the Company had outstanding $80.3 million in Term A loans, $108.6 million in Term B loans, $108.6 million in Term C loans, and $58.6 million of loans under the revolver. In addition, there were $1.4 million of letters of credit outstanding under the Old Credit Facility. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on the Old Credit Facility. This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. As a result of the Chapter 11 filing and other ongoing covenant violations, the Company has no borrowing availability under the Old Credit Facility.

     At December 31, 2002, the Company had outstanding $207.0 million of Senior Subordinated Notes, $37.1 million of Subordinated Notes, $145.1 million of Debentures and $33.4 million of Junior Notes. On December 1, 2001, the Company ceased accruing interest on all of these obligations. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed Plan of Reorganization.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     In the normal course of business, the Company enters into contracts and commitments that obligate the Company to make payments in the future. The table below sets forth the Company's significant future obligations by time period. Excluded from this table are the liabilities subject to compromise. Where applicable, information included in the Company's consolidated financial statements and notes are cross-referenced in this table.

                         PAYMENTS DUE BY PERIOD
                         ---------------------------------------------------------------------------
       LONG-TERM         NOTE                                                               2007 AND
CONTRACTUAL OBLIGATIONS  REFERENCE    TOTAL       2003       2004       2005       2006      BEYOND
-----------------------  ---------   --------   --------   --------   --------   --------   --------
Long-term debt........     Note 8    $ 12,863   $ 12,301   $    291   $     78   $     79   $    114
Capital leases........    Note 11      29,470      3,294      3,398      3,072      2,361     17,345
Operating leases......    Note 11      18,267      3,400      2,874      2,490      1,731      7,772
                                     --------   --------   --------   --------   --------   --------
          Total.......               $ 60,600   $ 18,995   $  6,563   $  5,640   $  4,171   $ 25,231
                                     ========   ========   ========   ========   ========   ========

     The proposed Plan of Reorganization provides for a substantial reduction of the Company's long-term debt, specifically that portion of the debt subject to compromise. Subsequent to the consummation of the proposed Plan of Reorganization, the Company would have approximately $230 million of long-term debt, which would consist of $180 million of new senior debt notes, $23 million borrowed under a new $50 million revolving credit facility, and $27 million of existing long-term obligations that are not subject to compromise. In addition, the Company will have approximately $10.9 million of letters of credit outstanding under the new revolving credit facility. Initial borrowings under the new revolving credit facility will be used to repay the DIP Facility, pay various pre-petition obligations, and certain closing costs related to the consummation of the Plan of Reorganization.

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

  INVENTORIES

     Inventories are the Company's most significant asset, representing 32% of total assets. They are valued at the lower of cost or market, with the domestic subsidiaries using the last in, first-out (LIFO) method, which represents 56.2% of consolidated inventories, and the foreign subsidiaries using the first-in, first-out (FIFO) method, which represents 43.8% of consolidated inventories.

     The Company continually applies its judgment in valuing its inventories by assessing the net realizable value of its inventories based on current selling prices. Should the Company not achieve its expectations of the net realizable value of this inventory, potential future losses may occur.

  INCOME TAXES

     The Company provides taxes for the effects of timing differences between financial and tax reporting. These differences relate primarily to net operating loss carryforwards, fixed assets, deferred interest, and post-employment benefits. The Company records a valuation allowance when it is more likely than not that a portion or all of the Company's deferred tax assets will not be realized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company is also exposed to changes in interest rates primarily from its long-term financial arrangements which are predominantly denominated in U.S. dollars. At December 31, 2002, the Company had approximately $343.9 million of variable rate U.S. debt. At December 31, 2002, the Company also had approximately $14.7 million and $7.7 million of variable rate debt denominated in Australian dollars and euros, respectively. A hypothetical 100 basis point increase in the Company's variable borrowing rates would result in an increase in interest expense of approximately $3.6 million for the year ended December 31, 2002.

     The Debtors' Chapter 11 bankruptcy filings also introduces numerous uncertainties, which may affect the Company's business, results of operations, and prospects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Consolidated Financial Statements at page F-1 hereof and are included at pages F-2 to F-62 thereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the current directors and executive officers of the Company. Each officer of the Company serves in the same capacity for Thermadyne LLC and Thermadyne Capital.

NAME                                        AGE                       POSITION(S)
----                                        ---                       -----------
Karl R. Wyss..............................  62    Director of the Company, Thermadyne LLC and
                                                  Thermadyne Capital, Chairman of the Board and Chief
                                                  Executive Officer
James H. Tate.............................  55    Director of the Company, Thermadyne LLC and
                                                  Thermadyne Capital, Senior Vice President and Chief
                                                  Financial Officer, and Office of the Chairman
Harold A. Poling..........................  77    Director of the Company
Kirk B. Wortman...........................  40    Director of the Company
Michael E. Mahoney........................  53    Executive Vice President and Office of the Chairman
Robert D. Maddox..........................  43    Vice President and Corporate Controller
Osvaldo Ricci.............................  47    Vice President of Logistics

     Mr. Wyss has been a Director of the Company since April 2000 and was elected Chairman of the Board and Acting Chief Executive Officer of the Company in June 2000. He became Chief Executive Officer of the Company on January 12, 2001. Prior to joining the Company, Mr. Wyss was the Managing Director and Operating Partner with DLJ's Merchant Banking Group since 1993. Before his position at DLJ, he was Chairman and Chief Executive Officer of Lear Siegler Inc. Mr. Wyss currently serves on the board of directors of Manufacturers Services Limited.

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

     Mr. Poling has been a Director of the Company since May 1998. Mr. Poling retired as Chairman of the Board and Chief Executive Officer of Ford Motor Company on January 1, 1994, a position he held since 1990. Mr. Poling is a director of Flint Ink Corporation and a member of the Credit Suisse First Boston Executive Advisory Board. Mr. Poling is a member of the board of directors and a trustee of William Beaumont Hospital, and Chairman of the Board of Eclipse Aviation Corporation. Mr. Poling is a director of the Monmouth (Ill.) College Senate.

     Mr. Wortman has been a Director of the Company since October 2001. Mr. Wortman is the President of Riverside Capital Partners, LLC, a private equity investment firm. For the five years prior to joining Riverside Capital Partners Mr. Wortman was a senior member of DLJ Merchant Banking.

     Mr. Mahoney was appointed to the Office of the Chairman in June 2000 and currently serves as the Executive Vice President of International. Prior to this position Mr. Mahoney served as Executive Vice President for Tweco, Thermal Arc, Stoody, and European Operations. He previously served as the Executive Vice President of Thermal Dynamics, C&G, and the entire International Sales and Marketing group. Prior to joining Thermadyne in 1989, Mr. Mahoney spent ten years with Hobart Brothers and six years with British Oxygen Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information in respect of the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company, (collectively, the "Named Executive Officers") for services in all capacities to the Company and its subsidiaries for the years ended December 31, 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG TERM
                                                                      COMPENSATION
                                                                      ------------
                                                                         AWARDS
                                               ANNUAL COMPENSATION     SECURITIES     ALL OTHER
                                               --------------------    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITIONS(S)         YEAR   SALARY($)   BONUS($)    OPTIONS(#)       ($)(1)
-------------------------------         ----   ---------   --------   ------------   ------------
Karl R. Wyss(2).......................  2002    790,769    584,500         --           16,425
  Chairman of the Board and             2001    900,000         --         --           50,428
  Chief Executive Officer               2000    526,151         --         --           17,994
James H. Tate.........................  2002    326,500    136,314         --           10,799
  Director, Senior Vice President,
  Chief                                 2001    326,500         --         --           12,362
  Financial Officer, and Office of the  2000    326,500         --         --           14,111
  Chairman
Michael E. Mahoney....................  2002    283,500    252,447         --            8,762
  Executive Vice President and          2001    283,500         --         --           11,679
  Office of the Chairman                2000    283,500     13,808         --           12,545
Robert D. Maddox......................  2002    178,500    111,726         --            6,583
  Vice President and Controller         2001    178,500         --         --            5,938
                                        2000    178,500         --         --            6,639
Osvaldo Ricci.........................  2002    215,000     89,762         --            4,736
  Vice President                        2001    174,038     40,000         --            5,364
  Logistics                             2000        N/A        N/A        N/A              N/A

---------------

(1) All other compensation includes group life insurance premiums paid by the Company and contributions made on behalf of the Named Executive Officers to the Company's 401(k) retirement and profit sharing plan. The amounts of insurance premiums paid and 401(k) contributions made (respectively) on behalf of the Named Executive Officers for 2002 are as follows: Mr. Wyss, $6,732 and $9,693; Mr. Tate, $4,799 and $6,000; Mr. Mahoney, $2,760 and
    $6,002; Mr. Maddox, $583 and $6,000; Mr. Ricci, $684 and $4,052.

(2) Mr. Wyss has served as Chairman of the Board since June 1, 2000 and Chief Executive Officer since January 12, 2001.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The Company did not grant stock options to any Named Executive Officer in 2002.

     The following table provides information related to the number and value of options held by the Named Executive Officers at the end of 2002. On December 2, 2002, the last day on which the Common Stock was traded during 2002, the closing sale price of Common Stock was $.35.

                         FISCAL YEAR-END OPTION VALUES

                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                        OPTIONS AT FISCAL YEAR-END          FISCAL YEAR-END
                                        ---------------------------   ---------------------------
                                        EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
NAME                                        (#)            (#)            ($)            ($)
----                                    -----------   -------------   -----------   -------------
Karl R. Wyss..........................    19,446         180,554           --             --
James H. Tate.........................    17,574          34,112           --             --
Michael E. Mahoney....................    13,519          26,240           --             --
Robert D. Maddox......................     3,605           6,999           --             --
Osvaldo Ricci.........................     3,000          27,000           --             --

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

     Mr. Wyss is entitled to an annual base salary (subject to increase at the Board of Directors' discretion) of $700,000. Mr. Wyss is eligible to participate in an annual bonus plan providing for an annual bonus opportunity of 100% of his salary. He is also eligible for a special bonus of $7,425,000 if the value of the DLJMB ownership exceeds $165,000,000. In addition, Mr. Wyss is eligible for a sale bonus equal to 1% of the amount the value of the Company exceeds $808,100,000 as of the date the DLJMB entities fully dispose of their investment in the Company.

     Mr. Wyss's employment contract also provides a sale bonus depending on the amount of the enterprise value set forth in the Plan of Reorganization. Mr. Wyss would receive no bonus if the enterprise value were below $450,000,000. If the enterprise value were between $450,000,000 and $474,999,999, then Mr. Wyss would receive $250,000 plus 1% of the enterprise value in excess of $450,000,000. If the enterprise value were between $475,000,000 and $499,999,999, then Mr. Wyss would receive $500,000 plus 2% of the enterprise value in excess of $475,000,000. If the enterprise value were between $500,000,000 and $524,999,999, then Mr. Wyss would receive $1,000,000 plus 2% of the enterprise value in excess of $500,000,000. If the enterprise value were above $525,000,000 then Mr. Wyss would receive $1,500,000 plus 3% of the enterprise value in excess of $525,000,000. The midpoint enterprise value of the Company set forth in the current disclosure statement is $406,000,000, and based on such amount, it does not appear that Mr. Wyss will receive a bonus based on the enterprise value of the Company.

     The employment agreements with Messrs. Tate, Mahoney and Maddox have an original termination date of June 13, 2002; however, such agreements automatically renew for an additional year on each June 13 beginning in 2003 so that a new three-year term begins upon each extension (unless the agreements are earlier terminated as provided therein).

     Messrs. Tate, Mahoney and Maddox are entitled to annual base salaries (subject to increase at the Board of Directors' discretion) of $326,500, $283,500 and $178,500, respectively. In addition, Messrs. Tate, Mahoney and Maddox are eligible to participate in a bonus plan providing for an annual bonus opportunity of not less than 50%, 70% and 55%, respectively, of such executive's base salary. Each executive is also entitled to such benefits as are customarily provided to the executives of the Company and its subsidiaries. All three executives are required to devote all of their business time and attention to the business of the Company and its subsidiaries.

     The employment agreement with Mr. Ricci has no automatic termination date and was signed on May 21, 2001. It continues until terminated in accordance with its terms. Mr. Ricci is entitled to an annual base salary of $215,000. In addition, he is eligible to participate in an annual bonus plan providing for an annual bonus opportunity of 50% of his base pay.

     Each employment agreement with Messrs. Wyss, Tate, Mahoney and Maddox provides that if the executive's employment ceases as a result of disability or death, the executive or the executive's estate, heirs or beneficiaries, as the case may be, will continue to receive the executive's then current salary for 24 months from the date of the executive's disability or death. Mr. Ricci's agreement provides for 18 months salary continuation in the event of his death or disability. If the executive's employment is terminated by the Company for Cause (as defined in each employment agreement) or voluntarily by the executive for any reason other than death or disability or upon a constructive termination (as defined in each employment agreement) the executive will not be entitled to receive compensation or any accrued benefits after the date of termination. If any of Messrs. Wyss, Tate, Mahoney or Maddox are terminated by the Company without Cause or is terminated by the executive upon a constructive termination, the executive will continue to receive his then current salary and other benefits provided by the agreement for 24 months. If Mr. Ricci is terminated without Cause or upon constructive termination, he will continue to receive his then current salary and other benefits for 12 months if terminated without Cause or for 24 months if he is constructively terminated.

     Management Incentive Plan. If the Plan of Reorganization is consummated, all of the Company's common stock will be cancelled. Nevertheless, the Management Incentive Plan currently in effect provides for the granting of options to acquire up to 500,000 shares of Common Stock to certain officers and employees of the Company. All options are non-qualified stock options granted at no less than 100% of the fair market value on the grant date. In fiscal 2002, no options were granted. Pursuant to the terms of the Management Incentive Plan, options granted to certain members of senior management provide for both a "Time Vesting Option" and a "Cliff Vesting Option." Under the Time Vesting Option, the option vests and is exercisable with respect to 20% of the shares subject to the option on the day it was granted. Then, on each of the first five anniversaries from the date the Time Vesting Option was granted, an additional 16% of the shares subject to the option vest and become exercisable as long as the option recipient is still employed by the Company or its subsidiaries.

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

                    MANAGEMENT INCENTIVE PLAN OPTION GRANTS

NAME                                                TIME VESTING SHARES   CLIFF VESTING SHARES
----                                                -------------------   --------------------
Karl R. Wyss......................................        100,000               100,000
James H. Tate.....................................         25,843                25,843
Michael E. Mahoney................................         19,880                19,875
Robert D. Maddox..................................          5,302                 5,301
Osvaldo Ricci.....................................         15,000                15,000

     Other Compensation Arrangements. In connection with the Company's Chapter 11 proceeding, the Court adopted a Key Employee Retention Program (the "Program"). The Program has five components.

     The first component provides for an assumption of ten employment contracts that existed on the date the Chapter 11 was commenced. The ten employment contracts are with the following employees (the "Key Employees"): Karl R. Wyss, Chairman and Chief Executive Officer; James H. Tate, Senior Vice President and Chief Financial Officer; John Boisvert, Executive Vice President of Thermal Dynamics; James Delaney, Executive Vice President of Victor Equipment Company and Latin America; Dennis Klanjscek, Executive Vice President of Cigweld and Australia, Robert Maddox, Vice President and Controller, Michael E. Mahoney, Executive Vice President of Tweco, Thermal Arc, Stoody and Europe, Douglas Muzzey, Vice President Information Technology, Osvaldo Ricci, Vice President of Logistics; and Patricia S. Williams, Vice President General Counsel and Corporate Secretary.

     The second component pays each of the eight Key Employees (not including Wyss or Tate) an amount equal to 50% of his or her base pay in three equal installments (the "Stay Incentive") as follows: 1/3 payable on May 31, 2002; 1/3 payable on the effective date of a Plan of Reorganization (the "Effective Date"); and 1/3 payable six months after the Effective Date. Each of these Key Employees must be employed by the Company on the date each payment is due, and must not have voluntarily terminated (except for good reason) or have been terminated for Cause. If the Key Employee is terminated without Cause, or constructively terminated, the entire amount of the Stay Incentive would be paid. The Stay Incentive is not offset by any other severance owed to the Key Employee.

     The third component of the Program establishes a management incentive program for the year ended December 31, 2002, for approximately 175 employees. This program replaces the Company's previous annual bonus program. Each business unit is assigned an EBITDA target. Each eligible employee is assigned a target bonus (ranging from 5% to 100%) and to one or more business units, depending on their areas of responsibility. If EBITDA is at or below 80%, no incentives are paid. The business unit would pay 5% of each participant's target bonus for each 1% above 80% EBITDA up to 100% EBITDA. The business unit would pay 2% of each participant's target bonus for each 1% above 100% EBITDA up to 125% EBITDA.

     The fourth component of the Program provides authorization for the CEO to pay up to $750,000 in bonuses to employees other than the Key Employees as needed for retention and motivation.

     The fifth component recognizes balances held by the Key Employees in the Company's excess 401(k) account as administrative expenses of the estate.

     The Company estimates the total cost of the Program will be $3,554,600 (which represents payments under the Stay Incentive and CEO discretionary bonus pool).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee of the Board of Directors served as an officer or employee of the Company or any of its subsidiaries during 2002.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                                              BENEFICIAL OWNERSHIP OF
                                                                    COMMON STOCK
                                                              ------------------------
                                                              NUMBER OF    PERCENT OF
NAME OF BENEFICIAL OWNER                                        SHARES      CLASS(1)
------------------------                                      ----------   -----------
Credit Suisse First Boston and related investors(2).........  3,399,089       82.5%
Magten Asset Management Corp................................    267,339        7.4%
  35 East 21st Street
  New York, NY 10010(3)
Karl R. Wyss(4).............................................     66,648        1.9%
James H. Tate(5)............................................     39,826        1.1%
Harold A. Poling(6).........................................      4,500          *
Michael E. Mahoney(7).......................................     30,229          *
Robert D. Maddox(8).........................................     14,501          *
Kirk B. Wortman.............................................         --          *
Osvaldo Ricci(9)............................................      5,400          *
All Directors and executive officers as a group (7
  persons)(10)..............................................    161,104        4.7%

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

 (4) Includes shares of Common Stock issuable to Mr. Wyss upon the exercise of vested stock options and stock options that will vest in 60 days.

 (5) Includes shares of Common Stock issuable to Mr. Tate upon the exercise of vested stock options and stock options that will vest within 60 days.

 (6) Includes shares of Common Stock issued to Mr. Poling upon the exercise of vested stock options and stock options that will vest within 60 days.

 (7) Includes shares of Common Stock issuable to Mr. Mahoney upon the exercise of vested stock options and stock options that will vest within 60 days.

 (8) Includes shares of Common Stock issuable to Mr. Maddox upon the exercise of vested stock options and stock options that will vest within 60 days.

 (9) Consists of shares of Common Stock issuable to Mr. Ricci upon the exercise of vested stock options and stock options that will vest within 60 days.

(10) Includes 80,920 shares of Common Stock issuable upon the exercise of vested stock options and stock options that will vest within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded the Company's disclosure controls and procedures are, to the best of management's knowledge, effective to ensure information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     Prior to and during this evaluation, certain significant deficiencies in internal controls existed at one of the Company's operating units, namely:

     - Accounts were not reconciled from the detail supporting documentation to the ledger balances.

     -  Operating unit management did not appropriately analyze the accounts.

     - Appropriate operating review was not completed upon completion of a new information system implementation.

     The following actions have been taken to correct the deficiencies in internal controls noted at the operating unit:

     - Operating unit management who failed to implement the controls have been reassigned or replaced.

     - Other management personnel have completed the necessary account analysis and account reconciliations.

     - Corporate oversight of the controls and procedures in place at the operating unit has been increased.

     Management, including the Chief Executive Officer and Chief Financial Officer, have concluded the results of the corrective actions taken by the Company have been effective in addressing the significant deficiencies in internal controls at the operating unit.

     Subsequent to the date of their evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded there were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

REPORTS ON FORM 8-K

     None.

EXHIBITS

EXHIBIT
  NO.                                  EXHIBIT
-------                                -------
 2.1        --  Agreement Plan of Merger, dated as of January 20, 1998, between Thermadyne Holdings Corporation and Mercury
                Acquisition Corporation.(2)
 2.2        --  Amendment No. 1 to Agreement and Plan of Merger between
                Thermadyne Holdings Corporation and Mercury Acquisition
                Corporation.(3)
 2.3        --  Certificate of Merger of Mercury Acquisition Corporation
                with and into Thermadyne Holdings Corporation.(3)
 2.4        --  First Amended and Restated Disclosure Statement, dated
                January 17, 2003, Solicitation of Votes on the Debtors'
                First Amended and Restated Join Plan of Reorganization Under
                Chapter 11 of the Bankruptcy Code of Thermadyne Holdings
                Corporation and its wholly owned direct and indirect
                subsidiaries, Thermadyne Mfg. LLC, Thermadyne Capital Corp.,
                Thermadyne Industries, Inc., Victor Equipment Company,
                Thermadyne International Corp., Thermadyne Cylinder Co.,
                Thermal Dynamics Corporation, C&G Systems Holding, Inc.,
                MECO Holding Company, Tweco Products, Inc., Tag Realty,
                Inc., Victor-Coyne International, Inc., Victor Gas Systems,
                Inc., Stoody Company, Thermal Arc, Inc., C&G Systems, Inc.,
                Marison Cylinder Company, Wichita Warehouse Corporation,
                Coyne Natural Gas Systems, Inc., and Modern Engineering
                Company, Inc.(13)
 3.1        --  Certificate of Incorporation of Thermadyne Holdings
                Corporation (included in Exhibit 2.4).
 3.2        --  Bylaws of Thermadyne Holdings Corporation.(3)
 3.3        --  Certificate of Incorporation of Thermadyne Capital Corp.(4)
 3.4        --  Bylaws of Thermadyne Capital Corp.(4)
 3.5        --  Limited Liability Company agreement of Thermadyne Mfg.
                LLC.(4)
 4.1        --  Indenture, dated as of May 22, 1998, between Mercury
                Acquisition Corporation and IBJ Schroder Bank & Trust
                Company, as Trustee.(3)
 4.2        --  First Supplemental Indenture, dated as of May 22, 1998, between Thermadyne Holdings Corporation and IBJ Schroder
                Bank & Trust Company, as Trustee.(3)
 4.3        --  Form of 12 1/2% Senior Discount Debentures.(3)
 4.4        --  A/B Exchange Registration Rights Agreement dated as of May
                22, 1998, among Mercury Acquisition Corporation and
                Donaldson, Lufkin & Jenrette Securities Corporation.(3)
 4.5        --  Amendment to Registration Rights Agreement dated May 22,
                1998, among Thermadyne Holdings Corporation and Donaldson,
                Lufkin & Jenrette Securities Corporation.(3)
 4.6        --  Indenture, dated as of February 1, 1994, between Thermadyne
                Holdings Corporation and Chemical Bank, as Trustee, with
                respect to $179,321,000 principal amount of the Senior
                Subordinated Notes due November 1, 2003.(1)

EXHIBIT
  NO.                                  EXHIBIT
-------                                -------
 4.7        --  Form of Senior Subordinated Note (included in Exhibit
                4.3).(1)
 4.8        --  Indenture, dated May 22, 1998, among Thermadyne Mfg. LLC,
                Thermadyne Capital Corp., the guarantors named therein and
                State Street Bank and Trust Company, as Trustee.(3)
 4.9        --  Form of 9 7/8% Senior Subordinated Notes.(3)
 4.10       --  A/B exchange Registration Rights Agreement dated as of May
                22, 1998, among Thermadyne Mfg. LLC, Thermadyne Capital
                Corp., the guarantors named therein and Donaldson, Lufkin &
                Jenrette Securities Corporation.(3)
 4.11       --  Subscription agreement dated December 22, 1999, among
                Thermadyne Mfg. LLC, Thermadyne Holdings Corporation, and
                the buyers named therein.(9)
 4.12       --  Registration Rights Agreement dated December 22, 1999, among
                Thermadyne Mfg. LLC, Thermadyne Holdings Corporation, and
                the buyers named therein.(9)
 4.13       --  Form of indenture relating to Junior Subordinated Notes.(9)
 4.14       --  Form of Warrants (included in Exhibit 4.11).(9)
 4.15       --  Form of Junior Subordinated Notes (included in Exhibit
                4.11).(9)
10.1        --  Omnibus Agreement, dated as of June 3, 1988, among Palco
                Acquisition Company (now Thermadyne Holdings Corporation)
                and its subsidiaries and National Warehouse Investment
                Company.(5)
10.2        --  Escrow Agreement, dated as of August 11, 1988, among
                National Warehouse Investment Company, Palco Acquisition
                Company (now Thermadyne Holdings Corporation) and Title
                Guaranty Escrow Services, Inc.(5)
10.3        --  Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between National Warehouse Investment
                Company and Tweco Products, Inc., as amended by First
                Amendment to Amended and Restated Industrial Real Property
                Lease dated as of January 20, 1989.(5)
10.4        --  Schedule of substantially identical lease agreements.(5)
10.5        --  Amended and Restated Continuing Lease Guaranty, made as of
                August 11, 1988, by Palco Acquisition Company (now
                Thermadyne Holdings Corporation) for the benefit of National
                Warehouse Investment Company.(5)
10.6        --  Schedule of substantially identical lease guaranties.(5)
10.7        --  Lease Agreement, dated as of October 10, 1990, between
                Stoody Deloro Stellite and Bowling Green-Warren County
                Industrial Park Authority, Inc.(5)
10.08       --  Purchase Agreement, dated as of August 2, 1994, between
                Coyne Cylinder Company and BA Credit Corporation.(6)
10.09       --  Share Sale Agreement dated as of November 18, 1995, among certain scheduled persons and companies, Rosny Pty Limited,
                Byron Holdings Limited, Thermadyne Holdings Corporation, and
                Thermadyne Australia Pty Limited relating to the sale of the
                Cigweld Business.(7)
10.10       --  Rights Agreement dated as of May 1, 1997, between Thermadyne
                Holdings Corporation and BankBoston, N.A., as Rights
                Agent.(8)
10.11       --  First Amendment to Rights Agreement, dated January 20, 1998, between Thermadyne Holdings Corporation and BankBoston,
                N.A.(2)
10.12+      --  Executive Employment Agreement dated May 22, 1998, between
                Thermadyne Holdings Corporation and James H. Tate.(3)
10.13+      --  Executive Employment Agreement dated May 22, 1998, between
                Thermadyne Holdings Corporation and Robert D. Maddox.(3)
10.14+      --  Award Agreement dated May 22, 1998, between Thermadyne
                Holdings Corporation and James H. Tate.(3)
10.15+      --  Award Agreement dated May 22, 1998, between Thermadyne
                Holdings Corporation and Robert D. Maddox.(3)
10.16+      --  Thermadyne Holdings Corporation Management Incentive
                Plan.(3)

EXHIBIT
  NO.                                  EXHIBIT
-------                                -------
10.17+      --  Thermadyne Holdings Corporation Direct Investment Plan.(3)
10.18       --  Investors' Agreement dated as of May 22, 1998, between
                Thermadyne Holdings Corporation, the DLJ Entities (as
                defined therein) and the Management Stockholders (as defined therein).(3)
10.19       --  Credit Agreement dated as of May 22, 1998, between
                Thermadyne Mfg. LLC, Comweld Group Pty. Ltd., GenSet S.P.A.
                and Thermadyne Welding Products Canada Limited, as
                Borrowers, Various Financial Institutions, as Lenders, DLJ
                Capital Funding, Inc., as Syndication Agent, Societe
                Generale, as Documentation Agent, and ABN Amro Bank N.V., as
                Administrative Agent.(3)
10.20       --  First Amendment to Credit Agreement, dated as of November
                10, 1999, among Thermadyne Mfg. LLC., Comweld Group Pty.
                Ltd., GenSet S.P.A. and Thermadyne Welding Products Canada
                Limited, as Borrowers, Various Financial Institutions, as
                Lenders, DLJ Capital Funding, Inc., as Syndication Agent,
                Societe Generale, as Documentation Agent, and ABN Amro Bank
                N.V., as Administrative Agent.(9)
10.21       --  Letter Agreement dated as of January 16, 1998, between
                Donaldson, Lufkin & Jenrette Securities Corporation and DLJ
                Merchant Banking II, Inc.(3)
10.22       --  Assignment and Assumption Agreement dated as of May 22,
                1998, between DLJ Merchant Banking II, Inc. and Thermadyne
                Holdings Corporation.(3)
10.23       --  Receivables Participation Agreement, dated as of January 31,
                2000, between Thermadyne Receivables, Inc. as the
                Transferor, and Bankers Trust Company, as Trustee.(10)
10.24+      --  Executive, Employment Agreement dated May 22, 1998, between
                Thermadyne Holdings Corporation and Michael E. Mahoney.(10)
10.25+      --  Executive Employment Agreement dated July 10, 2001, between
                Thermadyne Holdings Corporation and Douglas W. Muzzey.(11)
10.26+      --  Executive Employment Agreement dated May 21, 2001, between
                Thermadyne Holdings Corporation and Osvaldo Ricci.(11)
10.27+      --  Executive Employment Agreement dated January 13, 2001, between Thermadyne Holdings Corporation and Karl R.
                Wyss.(11)
10.28       --  Revolving Credit and Guaranty Agreement dated as of November
                26, 2001, among Thermadyne Mfg. LLC., as the Borrower,
                Thermadyne Holdings Corporation, Thermadyne Capital Corp.,
                Thermadyne Industries, Inc., Victor Equipment Company,
                Thermadyne International Corp., Thermadyne Cylinder Co.,
                Thermal Dynamics Corp., C&G Systems Holding, Inc., MECO
                Holding Co., Tweco Products, Inc., Tag Realty, Inc.,
                Victor-Coyne International, Inc., Victor Gas Systems, Inc.,
                Stoody Company, Thermal Arc, Inc., C&G Systems, Inc.,
                Marison Cylinder Company, Wichita Warehouse Corp., Coyne
                Natural Gas Systems, Inc., Modern Engineering Company, Inc.,
                as the U.S. Guarantors and ABN AMRO Bank N.V. as the
                Agent.(12)
10.29       --  First Amendment to Credit and Guaranty Agreement dated as of
                January 3, 2002 among Thermadyne Mfg. LLC., Thermadyne
                Holdings Corporation, Thermadyne Capital Corp., Thermadyne
                Industries, Inc., Victor Equipment Company, Thermadyne
                International Corp., Thermadyne Cylinder Co., Thermal
                Dynamics Corp., C&G Systems Holding, Inc., MECO Holding Co.,
                Tweco Products, Inc., Tag Realty, Inc., Victor-Coyne
                International, Inc., Victor Gas Systems, Inc., Stoody
                Company, Thermal Arc, Inc., C&G Systems, Inc., Marison
                Cylinder Company, Wichita Warehouse Corp., Coyne Natural Gas
                Systems, Inc., Modern Engineering Company, Inc., as the U.S.
                Guarantors and ABN AMRO Bank N.V. as the Agent.(12)
10.30       --  Second Amendment to the Revolving Credit and Guaranty
                Agreement, as of November 26, 2001 among Thermadyne Mfg.
                LLC., Thermadyne Holdings Corporation, Thermadyne Capital
                Corp., Thermadyne Industries, Inc., Victor Equipment
                Company, Thermadyne International Corp., Thermadyne Cylinder
                Co., Thermal Dynamics Corp., C&G Systems Holding, Inc., MECO
                Holding Co., Tweco Products, Inc., Tag Realty, Inc.,
                Victor-Coyne International, Inc., Victor Gas Systems, Inc.,
                Stoody Company, Thermal Arc, Inc., C&G Systems, Inc.,
                Marison Cylinder Company, Wichita Warehouse Corp., Coyne
                Natural Gas Systems, Inc., Modern Engineering Company, Inc.,
                as the U.S. Guarantors and ABN AMRO Bank N.V. as the Agent.*

EXHIBIT
  NO.                                  EXHIBIT
-------                                -------
10.31+      --  Amended and Restated Executive Employment Agreement dated
                June 13, 2002 between Thermadyne Holdings Corporation and
                Osvaldo Ricci
10.32+      --  Amended and Restated Executive Employment Agreement dated
                June 13, 2002 between Thermadyne Holdings Corporation and
                Michael E. Mahoney
10.33+      --  Amended and Restated Executive Employment Agreement dated
                June 13, 2002 between Thermadyne Holdings Corporation and
                Robert D. Maddox
10.34+      --  Amended and Restated Executive Employment Agreement dated
                June 13, 2002 between Thermadyne Holdings Corporation and
                Karl R. Wyss
10.35+      --  Amended and Restated Executive Employment Agreement dated
                June 13, 2002 between Thermadyne Holdings Corporation and
                James H. Tate
10.36       --  Third Amendment and Forbearance Agreement dated as of May
                24, 2001 by and among Thermadyne Holdings Corporation, and certain of its subsidiaries, the Lenders party thereto and
                ABN AMRO Bank, N.V., as agent for the Lenders, as
                supplemented by that certain letter agreement dated as of
                July 24, 2001, but effective as of July 31, 2001 by and
                among Thermadyne Holdings Corporation, certain of its
                subsidiaries and ABN AMRO Bank, N.V., as agent for the
                Lenders.(12)
21.1        --  Subsidiaries of Thermadyne Holdings Corporation.*
23.1        --  Consent of Independent Auditors.*
99.1        --  Thermadyne Holdings Corporation Certification Pursuant to 18
                U.S.C. Section 1350, as Adopted by Section 906 of the
                Sarbanes-Oxley Act of 2002.*
99.2        --  Thermadyne Holdings Corporation Certification Pursuant to 18
                U.S.C. Section 1350, as Adopted by Section 906 of the
                Sarbanes-Oxley Act of 2002.*
99.3        --  Thermadyne Mfg. LLC Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted by Section 906 of the
                Sarbanes-Oxley Act of 2002.*
99.4        --  Thermadyne Mfg. LLC Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted by Section 906 of the
                Sarbanes-Oxley Act of 2002.*
99.5        --  Thermadyne Capital Corp. Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted by Section 906 of the
                Sarbanes-Oxley Act of 2002.*
99.6        --  Thermadyne Capital Corp. Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted by Section 906 of the
                Sarbanes-Oxley Act of 2002.*

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

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(13) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 23378) filed under Section 12(g) of the Exchange Act on February 6, 2003.

                        THERMADYNE HOLDINGS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Thermadyne Holdings Corporation
  Report of Independent Auditors............................   F-2
  Consolidated Balance Sheets at December 31, 2002 and
     2001...................................................   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000.......................   F-4
  Consolidated Statements of Shareholders' Deficit for the
     years ended December 31, 2002, 2001 and 2000...........   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000.......................   F-6
  Notes to Consolidated Financial Statements................   F-7
Thermadyne Mfg. LLC
  Report of Independent Auditors............................  F-32
  Consolidated Balance Sheets at December 31, 2002 and
     2001...................................................  F-33
  Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000.......................  F-34
  Consolidated Statements of Shareholder's Deficit for the
     years ended December 31, 2002, 2001 and 2000...........  F-35
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000.......................  F-36
  Notes to Consolidated Financial Statements................  F-37

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Holdings Corporation

     We have audited the accompanying consolidated balance sheets of Thermadyne Holdings Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Holdings Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming Thermadyne Holdings Corporation will continue as a going concern. As more fully described in Note 2 to the financial statements, on November 19, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Eastern District of Missouri. The filing was necessary due to events of default on the Company's debt covenants. In addition, the Company has incurred recurring net losses applicable to common shares and has a shareholder deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 14, 2003

                        THERMADYNE HOLDINGS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                         DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  17,413      $  14,800
  Accounts receivable, less allowance for doubtful accounts
     of $4,275, and $3,376 respectively.....................      80,423         75,816
  Inventories...............................................      95,702         89,748
  Prepaid expenses and other................................      12,057         14,600
                                                               ---------      ---------
       Total current assets.................................     205,595        194,964
Property, plant and equipment, at cost, net.................      72,291         81,012
Deferred financing costs, net...............................          --         13,825
Intangibles, at cost, net...................................      14,321         13,422
Deferred income taxes.......................................          --            248
Other assets................................................       5,354          6,922
                                                               ---------      ---------
       Total assets.........................................   $ 297,561      $ 310,393
                                                               =========      =========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................   $  23,855      $  19,520
  Accrued and other liabilities.............................      27,458         25,410
  Accrued interest..........................................          --            471
  Income taxes payable......................................       1,658            508
  Current maturities of long-term obligations...............      13,328         11,606
                                                               ---------      ---------
       Total current liabilities............................      66,299         57,515
Liabilities subject to compromise...........................     832,919        834,478
Long-term obligations, less current maturities..............      17,285         21,084
Other long-term liabilities.................................      46,201         43,868
Redeemable preferred stock (paid in kind), $0.01 par value,
  15,000,000 shares authorized and 2,000,000 shares
  outstanding...............................................      78,509         78,509
Shareholders' deficit:
  Common stock, $0.01 par value, 30,000,000 shares
     authorized, and 3,590,286 shares issued and
     outstanding............................................          36             36
  Additional paid-in capital................................    (128,523)      (128,523)
  Accumulated deficit.......................................    (568,963)      (553,008)
  Management loans..........................................      (1,596)        (1,344)
  Accumulated other comprehensive loss......................     (44,606)       (42,222)
                                                               ---------      ---------
       Total shareholders' deficit..........................    (743,652)      (725,061)
                                                               ---------      ---------
       Total liabilities and shareholders' deficit..........   $ 297,561      $ 310,393
                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales...............................................    $414,255       $438,224      $ 510,146
Operating expenses:
  Cost of goods sold....................................     267,564        296,538        327,480
  Selling, general and administrative expenses..........     104,316         97,152        102,578
  Amortization of intangibles...........................       1,033          2,175         26,883
  Net periodic postretirement benefits..................       1,152          1,125          1,121
  Special charges.......................................       2,379         14,855         42,456
                                                            --------       --------      ---------
  Operating income......................................      37,811         26,379          9,628
Other income (expense):
  Interest expense (contractual interest expense of
     $71,219 and $80,332 in 2002 and 2001,
     respectively)......................................     (22,599)       (76,360)       (81,358)
  Amortization of deferred financing costs..............          --         (4,360)        (3,314)
  Other, net............................................      (4,213)        (1,226)           251
                                                            --------       --------      ---------
Income (loss) before reorganization items and income tax
  provision.............................................      10,999        (55,567)       (74,793)
Reorganization items....................................      23,908         (6,723)            --
                                                            --------       --------      ---------
Loss before income tax provision........................     (12,909)       (48,844)       (74,793)
Income tax provision....................................       3,046          2,697         31,855
                                                            --------       --------      ---------
Net loss................................................     (15,955)       (51,541)      (106,648)
Preferred stock dividends (paid in kind)................          --          8,695          8,384
                                                            --------       --------      ---------
Net loss applicable to common shares....................    $(15,955)      $(60,236)     $(115,032)
                                                            ========       ========      =========
Basic and diluted loss per share amounts:
  Net loss applicable to common shares..................    $  (4.44)      $ (16.78)     $  (32.04)

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                            ACCUMULATED
                                   ADDITIONAL                                  OTHER
                          COMMON    PAID-IN     ACCUMULATED   MANAGEMENT   COMPREHENSIVE
                          STOCK     CAPITAL       DEFICIT       LOANS          LOSS          TOTAL
                          ------   ----------   -----------   ----------   -------------   ---------
                                                        (IN THOUSANDS)
January 1, 2000.........   $36     $(111,444)    $(394,819)    $(3,966)      $(23,895)     $(534,088)
Comprehensive loss:
  Net loss..............    --            --      (106,648)         --             --       (106,648)
  Other comprehensive
     loss -- foreign
     currency
     translation........    --            --            --          --        (11,700)       (11,700)
                                                                                           ---------
Comprehensive loss......                                                                    (118,348)
                                                                                           ---------
Interest on management
  loans.................    --            --            --        (226)            --           (226)
Accretion of preferred
  stock.................    --        (8,384)           --          --             --         (8,384)
Reclassification of
  management loans......    --            --            --       2,689             --          2,689
                           ---     ---------     ---------     -------       --------      ---------
December 31, 2000.......    36      (119,828)     (501,467)     (1,503)       (35,595)      (658,357)
Comprehensive loss:
  Net loss..............    --            --       (51,541)         --             --        (51,541)
     Foreign currency
       translation......    --            --            --          --         (7,335)        (7,335)
     Pension............                                                          708            708
                                                                                           ---------
Comprehensive loss......                                                                     (58,168)
                                                                                           ---------
Interest on management
  loans.................    --            --            --        (237)            --           (237)
Accretion of preferred
  stock.................    --        (8,695)           --          --             --         (8,695)
Reclassification of
  management loans......    --            --            --         396             --            396
                           ---     ---------     ---------     -------       --------      ---------
December 31, 2001.......    36      (128,523)     (553,008)     (1,344)       (42,222)      (725,061)
Comprehensive loss:
  Net loss..............    --            --       (15,955)         --             --        (15,955)
     Foreign currency
       translation......    --            --            --          --          2,783          2,783
     Pension............                                                       (5,167)        (5,167)
                                                                             --------      ---------
Comprehensive loss......                                                                     (18,339)
                                                                                           ---------
Interest on management
  loans.................    --            --            --        (252)            --           (252)
                           ---     ---------     ---------     -------       --------      ---------
December 31, 2002.......   $36     $(128,523)    $(568,963)    $(1,596)      $(44,606)     $(743,652)
                           ===     =========     =========     =======       ========      =========

          See accompanying notes to consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001           2000
                                                              ------------   ------------   ------------
                                                                            (IN THOUSANDS)
Cash flows provided by (used in) operating activities:
Net loss....................................................    $(15,955)      $(51,541)     $(106,648)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Net periodic postretirement benefits....................       1,152          1,125          1,121
    Depreciation............................................      16,995         17,055         15,335
    Amortization of goodwill................................          --            371         19,176
    Amortization of other intangibles.......................       1,033          1,804          7,707
    Non-cash interest expense...............................          --         19,476         18,972
    Amortization of deferred financing costs................          --          4,360          3,314
    Write-off of deferred financing fees....................      13,826             --             --
    Benefit from rejection of executory contracts...........      (3,382)       (12,228)            --
    Deferred income taxes...................................         534            527         28,310
    Loss on asset disposal..................................          --             --          9,990
  Changes in operating assets and liabilities:
    Accounts receivable.....................................        (905)         9,874          6,996
    Inventories.............................................      (3,923)        10,814        (16,273)
    Prepaid expenses and other..............................       1,926         (9,437)         1,082
    Accounts payable........................................       1,206         (5,416)           992
    Accrued and other liabilities...........................         912           (240)         8,361
    Accrued interest........................................        (481)        22,652           (445)
    Income taxes payable....................................         727           (324)           424
    Other long-term liabilities.............................      (2,110)        (2,508)        (3,291)
                                                                --------       --------      ---------
      Total adjustments.....................................      27,510         57,905        101,771
                                                                --------       --------      ---------
      Net cash provided by (used in) operating activities...      11,555          6,364         (4,877)
                                                                --------       --------      ---------
Cash flows used in investing activities:
  Capital expenditures, net.................................      (9,387)       (15,323)       (18,691)
  Proceeds from sale of assets..............................          --             --          6,961
  Change in other assets....................................      (1,373)          (826)        (1,051)
  Acquisitions, net of cash.................................          --             --         (3,767)
                                                                --------       --------      ---------
      Net cash used in investing activities.................     (10,760)       (16,149)       (16,548)
                                                                --------       --------      ---------
Cash flows provided by (used in) financing activities:
  Change in long-term receivables...........................         525           (425)           384
  Borrowing under debtor-in-possession credit facility......       1,500          8,650             --
  Repayment of long-term obligations........................      (4,791)       (12,283)       (26,477)
  Borrowing of long-term obligations........................       3,618         40,049         34,216
  Change in accounts receivable securitization..............          --        (20,999)        20,999
  Financing fees............................................          --             --         (1,125)
  Other.....................................................         966           (769)        (9,531)
                                                                               --------      ---------
      Net cash provided by financing activities.............       1,818         14,223         18,466
                                                                --------       --------      ---------
Net increase (decrease) in cash and cash equivalents........       2,613          4,438         (2,959)
Cash and cash equivalents at beginning of year..............      14,800         10,362         13,321
                                                                --------       --------      ---------
Cash and cash equivalents at end of year....................    $ 17,413       $ 14,800      $  10,362
                                                                ========       ========      =========

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

     On January 8, 2002, the Court entered the final order approving a new $60 million debtor-in-possession credit facility among Thermadyne LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the "DIP Facility".) Prior to the final order, on November 21, 2001, the Court entered an interim order authorizing the Debtors to use up to $25 million of the DIP Facility for loans and letters of credit. On November 19, 2002, the Court entered a final order amending the DIP Facility. The amendment extended the expiration date to May 23, 2003, and lowered the total capacity from $60 million to $50 million. All other terms of the DIP Facility remained substantially unchanged. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or May 23, 2003. If a plan of reorganization is not consummated by May 23, 2003, the Company will need to seek an extension of the maturity of the DIP Facility. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Actual borrowing availability is subject to a borrowing base calculation. The amount available to the Company under the DIP Facility is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of December 31, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility. As of December 31, 2002, the Company had borrowed $10.2 million and issued letters of credit of $9.5 million under the DIP Facility. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the

                        THERMADYNE HOLDINGS CORPORATION
sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs), and other customary provisions.

     As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the 12.5% debentures, due June 1, 2008 (the "Debentures"), and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"), and ceased accruing dividends on its redeemable preferred stock. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the year ended December 31, 2002, was $20.4 million, $4.0 million, $18.9 million and $5.3 million, respectively. No interest was recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures or the Junior Notes during 2002. For the year ended December 31, 2001, contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes totaled $45.8 million, of which $41.9 million was recorded. Contractual dividends for the redeemable preferred stock were $10.8 million for the year ended December 31, 2002, of which none was recorded. For the year ended December 31, 2001, contractual dividends for the redeemable preferred stock were $9.5 million, which compares to recorded dividends of $8.7 million. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on its old syndicated senior secured credit agreement (the "Old Credit Facility.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $71.2 million and $80.3 million for the years ended December 31, 2002 and 2001, respectively, which was $48.6 million and $4.0 million in excess of reported interest, respectively.

     Pursuant to the provisions of the Bankruptcy Code, substantially all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims against the Debtors had to be filed with the Court on or before April 19, 2002. As debtor-in-possession, the Debtors have the right, subject to Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

     On January 17, 2003, the Company filed with the Court its First Amended and Restated Plan of Reorganization (the "Plan of Reorganization") which provides for, among other things the restructuring of the Company's balance sheet to significantly strengthen the Company's financial position.

     The Company expects the Court to confirm the Plan of Reorganization early in the second quarter of 2003. The Plan of Reorganization was filed with the SEC on Form 8-K February 6, 2003. Once the Court confirms the Plan of Reorganization and the Company satisfies the conditions precedent to effectiveness of the Plan of Reorganization, as described in the Plan of Reorganization, the Company will then consummate the Plan of Reorganization and emerge from Chapter 11. Management anticipates that the consummation and effectiveness of the Plan of Reorganization will occur in the second calendar quarter of 2003.

     The Plan of Reorganization provides for a substantial reduction of the Company's long-term debt. Under the plan, the Company's total debt would aggregate approximately $230 million, versus the nearly $800 million in debt and $79 million in preferred stock when the Company filed for Chapter 11 protection in November 2001. The Plan of Reorganization provides for treatment to the various classes of claims and equity interests as follows (as is more fully described in the Plan of Reorganization):

     Administrative Expense Claims, Priority Tax Claims and the Class 1 Other Priority Claims (as each such class, and all classes described herein, are more fully described in the Plan of Reorganization) remain

                        THERMADYNE HOLDINGS CORPORATION
unaffected by the Chapter 11 cases and are to be paid in full. The Class 3 Other Secured Claims are also unimpaired by the Chapter 11 cases and the holders of such claims will continue to retain their liens.

     The pre-petition senior secured lenders (Class 2) will exchange their approximately $365 million in debt and outstanding letters of credit for cash, up to approximately 94.5% of the new common stock of the Company (subject to reduction for shares of the Company's new common stock acquired pursuant to the subscription offering referenced below), the cash proceeds realized from the subscription offering, $180 million in Senior Debt Notes, and Series C Warrants exercisable for additional shares of new common stock of the Company. Under certain circumstances, up to an additional $23 million in Senior Debt Notes may be issued to the pre-petition senior secured lenders in substitution for up to 12.3% of the new common stock of the Company. the pre-petition senior lenders have agreed to transfer the Series C Warrants to certain current Company equity holders.

     General Unsecured Creditors (Class 4) will receive distributions of cash equal to the lesser of (1) a holder's pro rata share of $7,500,000 and (2) fifty percent (50%) of such holder's claim (estimated by the Company to provide a recovery on such claims of 30% to 37% of the amount of such claims.)

     The 9 7/8% Senior Subordinated Note Holders (Class 5) will exchange their approximately $230 million in debt and accrued interest for approximately 5.5% of the new common stock of the Company, with the opportunity to subscribe for more shares through the subscription offering held pursuant to the Plan of Reorganization, and Series A Warrants and Series B Warrants exercisable for additional shares of new common stock of the Company.

     The Junior Subordinated Note Claims, the 10.75% Senior Subordinated Note Claims and the 12 1/2% Senior Discount Debenture Claims (Class 6, Class 7 and Class 8, respectively) in the aggregate amount of approximately $220 million will not receive any distribution under the Plan of Reorganization, but will have the opportunity to participate in the subscription offering for shares of new common stock of the reorganized Company.

     The Thermadyne Holdings Equity Interests (Class 9), which includes the existing common and preferred stock of the Company, will be cancelled and the holders of such interests will not receive any distribution pursuant to the Plan of Reorganization.

     In connection with the proposed Plan of Reorganization, the Company will issue the following:

     - Senior Debt Notes in the aggregate amount of up to $203 million;

     - Up to 13,300,000 shares of common stock of the reorganized Company;

     - 1,157,000 Series A Warrants;

     - 700,000 Series B Warrants; and

     - 271,429 Series C Warrants.

     Upon effectiveness of the Plan of Reorganization, the Company will use its proposed senior secured credit facility in the aggregate amount of $50 million to pay the DIP Facility, for the payment of various pre-petition obligations, and for general working capital purposes.

     Absent a successful restructuring of the Company's balance sheet, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. Approval of a Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

                        THERMADYNE HOLDINGS CORPORATION

  LIABILITIES SUBJECT TO COMPROMISE

     Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as debtor-in-possession. These claims are shown in the December 31, 2002 and 2001, balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. The principal categories of liabilities subject to compromise at December 31, consisted of the following:

                                                                2002       2001
                                                              --------   --------
Trade accounts payable......................................  $ 15,949   $ 17,334
Accrued and other liabilities...............................     3,023      3,500
Accrued interest............................................    24,809     24,809
Accrued income taxes........................................     9,086     11,290
Old Credit Facility.........................................   356,172    353,437
Senior Subordinated Notes...................................   207,000    207,000
Debentures..................................................   145,066    145,066
Subordinated Notes..........................................    37,060     37,060
Junior Notes................................................    33,427     33,427
Other long-term liabilities.................................     1,327      1,555
                                                              --------   --------
  Total.....................................................  $832,919   $834,478
                                                              ========   ========

  REORGANIZATION ITEMS

     Reorganization items for 2002 were $23.9 million and included $9.8 million of professional fees and expenses, $1.9 million of expenses related to financing fees associated with the DIP Facility, $13.8 million for the write-off of deferred financing fees associated with pre-petition long-term debt subject to compromise, $0.3 million related to payments made under the key employee retention plan approved by the Court, a benefit of $2.7 million related to the rejection of certain capital leases, and $0.8 of other reorganization items. Reorganization items in 2001 include $4.8 million of professional fees and expenses, a benefit of $12.2 million resulting from the Court's approval of a Company motion to reject a non-cancelable lease obligation on a substantially idle facility, and $0.7 million of other reorganization costs.

  SPECIAL CHARGES

     Special charges for the year ended December 31, 2002, relate to an information technology initiative and related logistics projects. Special charges incurred during the year ended December 31, 2001, were $14.9 million and were comprised primarily of $7.0 million related to business reengineering initiatives, $3.2 million related to an information technology transformation project, and $2.4 million to logistics initiatives. The remainder resulted mostly from the relocation of production to Mexico. Special charges of $42.5 million were incurred during the year ended December 31, 2000, and are comprised primarily of $19.4 million of costs related to the relocation of production to Mexico and Asia, $11.0 million resulting from the Company's reorganization of its domestic gas management business, $5.0 million related to changes in senior management, and $4.7 million related to an information technology and business process reengineering project the Company initiated in the third quarter of 2000.

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

     Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic subsidiaries and the first-in, first-out ("FIFO") method for foreign subsidiaries. Inventories at foreign subsidiaries amounted to approximately $41,922 and $37,986 at December 31, 2002 and 2001, respectively.

     Property, Plant and Equipment. Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows:
buildings -- 25 years; and machinery and equipment -- two to ten years. Property, plant and equipment recorded under capital leases are depreciated using the lower of either the lease term or the underlying asset's useful life. The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.

     Deferred Financing Costs. The Company capitalizes loan origination fees and other costs incurred arranging long-term financing as deferred financing costs. The costs are amortized over the respective lives of the obligations using the effective interest method. In accordance with SOP 90-7, in 2002 the Company wrote off its deferred financing fees, all of which related to long-term debt subject to compromise. The amount of the write off was $13,826 and is included in reorganization items on the accompanying statement of operations. Deferred financing costs totaled $25,843 at December 31, 2001 and had related accumulated amortization of $12,017.

     Intangibles. The excess of costs over the net tangible assets of businesses acquired consists of patented technology and goodwill. Identified intangible assets with a finite life are amortized on a straight-line basis

                        THERMADYNE HOLDINGS CORPORATION
over the various estimated useful lives of such assets, which generally range from three to 25 years. Effective January 1, 2002, goodwill is no longer amortized, but instead is tested for impairment at least annually in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

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

     Revenue Recognition. Revenue from the sale of cutting and welding products is recognized upon shipment to the customer. Cost and related expenses to manufacture and to ship cutting and welding products are recorded as cost of sales when the related revenue is recognized.

     Comprehensive Loss. At December 31, 2002, 2001, and 2000, accumulated comprehensive loss amounted to $40,147, $42,930, and $35,595, respectively, for foreign currency translation. Accumulated comprehensive loss for pensions was $4,459 at December 31, 2002 and $708 at December 31, 2001.

     Earnings Per Share. The effects of options, warrants and convertible securities have not been considered in the determination of earnings per share for the years ended December 31, 2002, 2001 and 2000 because the result would be anti-dilutive.

                                                      2002         2001        2000
                                                   ----------   ----------   ---------
Numerator:
  Net loss.......................................  $  (15,955)  $  (51,541)  $(106,648)
  Preferred stock dividends (paid in kind).......          --       (8,695)     (8,384)
                                                   ----------   ----------   ---------
  Net loss applicable to common shares...........  $  (15,955)  $  (60,236)  $(115,032)
                                                   ==========   ==========   =========
Denominator:
  Weighted average shares for basic and diluted
     earnings per share..........................   3,590,286    3,590,286   3,590,286
                                                   ==========   ==========   =========
Basic and diluted loss per share amounts:
  Net loss.......................................  $    (4.44)  $   (14.36)  $  (29.70)
  Preferred stock dividends (paid in kind).......          --        (2.42)      (2.34)
                                                   ----------   ----------   ---------
  Net loss applicable to common shares...........  $    (4.44)  $   (16.78)  $  (32.04)
                                                   ==========   ==========   =========

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

     The following presents information about net loss and loss per share as if the Company had applied the fair value expense recognition requirements of SFAS 123, "Accounting for Stock-Based Compensation," to all employee stock options granted under the plans.

                        THERMADYNE HOLDINGS CORPORATION

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002       2001       2000
                                                              --------   --------   ---------
Net loss applicable to common shareholders, as reported.....  $(15,955)  $(60,236)  $(115,032)
Less: Stock-based employee compensation determined under the fair value requirements of SFAS 123, net of income tax
      benefits..............................................        --       (573)       (581)
                                                              --------   --------   ---------
Pro forma net loss..........................................  $(15,955)  $(60,809)  $(115,613)
                                                              ========   ========   =========
Basic and diluted earnings per share
  As reported...............................................  $  (4.44)  $ (16.78)  $  (32.04)
                                                              ========   ========   =========
  Pro forma.................................................  $  (4.44)  $ (16.94)  $  (32.20)
                                                              ========   ========   =========

     Statements of Cash Flows. For purposes of the statements of cash flows, Thermadyne considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     The following table shows the interest and taxes paid during the periods presented in the accompanying Consolidated Statements of Cash Flows:

                                                           2002      2001      2000
                                                          -------   -------   -------
Interest................................................  $23,070   $34,220   $62,830
Taxes...................................................    1,419     2,353     3,129

     Operating cash disbursements for the year ended December 31, 2002, related to the reorganization were $11.9 million and include $9.8 million of professional fees and expenses, $0.7 million of fees related to the DIP Facility, $0.3 million of payments made under the key employee retention plan approved by the Court, $0.4 million related to a rejected lease obligation, and $0.7 million of other reorganization related disbursements. For the year ended December 31, 2001, operating cash disbursements resulting from the reorganization include $6.0 million related to professional fees and expenses, $1.9 million of fees related to the DIP Facility and the Old Credit Facility, and $0.1 million of other reorganization costs. Included in the amount paid for professional fees and expenses was approximately $2.0 million of retainers, which was included in prepaid assets at December 31, 2002 and 2001.

     Foreign Currency Translation. Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains or losses are included in other comprehensive income in the component of shareholders' deficit designated "Accumulated other comprehensive loss." The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented. The Company's foreign operations are described in Note 14.

     Recent Accounting Pronouncements. In July 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

4.  ACCOUNTS RECEIVABLE

     As of December 31, 2002 and 2001, the Company's accounts receivable are recorded at the amounts invoiced to customers less an allowance for doubtful accounts. Management estimates the allowance based on

                        THERMADYNE HOLDINGS CORPORATION
a review of the portfolio taking into consideration historical collection patterns, the economic climate, and aging statistics based on contractual due dates. Accounts are written off to the allowance once collection efforts are exhausted.

     On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sold on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The Company retained servicing responsibilities for accounts receivable collections, but received no servicing fee. Effective with the Chapter 11 filing this program began to liquidate and at December 31, 2001, all participation interests had been fully funded. On January 4, 2002, the program was terminated and final distributions made to investors. The amount of participation interests sold under this financing arrangement was approximately $20,999 at December 31, 2000. The sold accounts receivable are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets. Interest expense was incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum. The Company recorded no gains or losses from the securitization arrangement.

5.  INVENTORIES

     The composition of inventories at December 31, is as follows:

                                                               2002      2001
                                                              -------   -------
Raw materials...............................................  $15,881   $18,142
Work-in-process.............................................   26,413    25,517
Finished goods..............................................   52,488    46,442
                                                              -------   -------
                                                               94,782    90,101
LIFO reserve................................................      920      (353)
                                                              -------   -------
                                                              $95,702   $89,748
                                                              =======   =======

6.  PROPERTY, PLANT, AND EQUIPMENT

     The composition of property, plant and equipment at December 31, is as follows:

                                                                2002       2001
                                                              --------   --------
Land........................................................  $  8,743   $  9,065
Building....................................................    29,604     29,547
Machinery and equipment.....................................   115,215    114,186
                                                              --------   --------
                                                               153,562    152,798
Accumulated depreciation....................................   (81,271)   (71,786)
                                                              --------   --------
                                                              $ 72,291   $ 81,012
                                                              ========   ========

     Assets recorded under capitalized leases were $22,836 ($14,013 net of accumulated depreciation) and $23,320 ($15,822 net of accumulated depreciation) at December 31, 2002 and 2001, respectively.

                        THERMADYNE HOLDINGS CORPORATION

7.  GOODWILL AND INTANGIBLES

     The composition of intangibles at December 31, is as follows:

                                                                2002       2001
                                                              --------   --------
Goodwill....................................................  $ 14,152   $ 13,509
Amortizable intangibles.....................................    13,511     11,421
                                                              --------   --------
                                                                27,663     24,930
Accumulated amortization....................................   (13,342)   (11,508)
                                                              --------   --------
                                                              $ 14,321   $ 13,422
                                                              ========   ========

     In accordance with SFAS 142, the Company ceased amortization on January 1, 2002 of its goodwill, which had a net balance of approximately $11,355 at January 1, 2002. During 2001 and 2000, the Company recorded $371 and $658 of goodwill amortization, respectively. Excluding this expense the Company's net loss applicable to common shares and basic and diluted net loss per common share for 2001 would have been $59,865 and $16.67, respectively, and for 2000 would have been $114,374 and $31.86, respectively.

     The Company has other identifiable intangible assets such as patented technology, non-compete agreements and trademarks. The total cost of these intangible assets was $13,511 and $11,421 at December 31, 2002 and December 31, 2001, respectively. Accumulated amortization totaled $9,815 and $9,353 at December 31, 2002 and 2001, respectively. Amortization expense amounted to $1,033, $1,804 and $7,707 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense is expected to be approximately $900 for each of years 2003 through 2006, and approximately $96 in 2007.

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

                        THERMADYNE HOLDINGS CORPORATION

8.  LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31, is as follows:

                                                                2002        2001
                                                              ---------   ---------
Debtor-in-Possession Credit Facility........................  $  10,150   $   8,650
Revolving Credit Facility(1)................................     58,630      58,500
Term A Facility -- United States(1).........................     57,885      57,885
Term A Facility -- Australia(1).............................     14,743      13,342
Term A Facility -- Italy(1).................................      7,678       6,482
Term B Facility(1)..........................................    108,614     108,614
Term C Facility(1)..........................................    108,614     108,614
Senior subordinated notes, due June 1, 2008, 9 7/8% interest
  payable semiannually on June 1 and December 1(1)..........    207,000     207,000
Debentures, due June 1, 2008, 12 1/2% interest payable
  semiannually on June 1 and December 1(1)..................    145,066     145,066
Subordinated notes, due November 1, 2003, 10.75% interest
  payable semiannually on May 1 and November 1(1)...........     37,060      37,060
Junior subordinated notes due December 15, 2009, 15%
  interest payable quarterly on March 15, June 15, September
  15 and December 15(1).....................................     33,427      33,427
Capital leases..............................................     17,750      21,191
Other.......................................................      2,713       2,849
                                                              ---------   ---------
                                                                809,330     808,680
Amounts classified as liabilities subject to compromise.....   (778,717)   (775,990)
                                                              ---------   ---------
                                                                 30,613      32,690
Current maturities..........................................    (13,328)    (11,606)
                                                              ---------   ---------
                                                              $  17,285   $  21,084
                                                              =========   =========

---------------

(1) Amounts outstanding at December 31, 2002, have been classified as liabilities subject to compromise.

     At December 31, 2002 the schedule of principal payments on long-term debt, excluding capital lease obligations and amounts subject to compromise, is as follows:

2003........................................................  $12,301
2004........................................................      291
2005........................................................       78
2006........................................................       79
2007........................................................       81
Thereafter..................................................       33

  DIP FACILITY

     The DIP Facility provides for total borrowings of $50 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of December 31, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility. Interest on the DIP Facility accrues at the administrative agent's adjusted base rate plus 2.25% in the case of alternate base rates loans (6.5% at December 31, 2002), and at an adjusted London Interbank Offered Rate ("LIBOR") plus 3.5% in the case of

                        THERMADYNE HOLDINGS CORPORATION

LIBOR loans. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs) and other customary provisions. The DIP Facility expires on the earlier of the consummation of a Plan of Reorganization or May 23, 2003. If the Plan of Reorganization is not consummated by May 23, 2003, the Company will need to seek an extension of the maturity of the DIP Facility. At December 31, 2002, the Company had borrowed approximately $10.2 million and issued $9.5 million of letters of credit under the DIP Facility, resulting in availability of approximately $30.3 million.

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

  OLD CREDIT FACILITY

     The Old Credit Facility includes a $330 million term loan facility (the "Term Loan Facility") and a $100 million revolving credit facility (subject to adjustment as provided below), which provided for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility is comprised of a term A facility of $100 million (the "Term A Facility"), which has a maturity of six years, a term B facility of $115 million (the "Term B Facility"), which has a maturity of seven years, and a term C facility of $115 million (the "Term C Facility"), which has a maturity of eight years. The Revolving Credit Facility terminates six years after the date of initial funding of the Old Credit Facility. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on the Old Credit Facility. This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. As a result of the Chapter 11 filing and other ongoing covenant violations, the Company has no borrowing availability under the Old Credit Facility. At December 31, 2002, the Company had $1.4 million of standby letters of credit outstanding under the Revolving Credit Facility.

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

                        THERMADYNE HOLDINGS CORPORATION

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

     The indentures governing the Senior Subordinated Notes, the Debentures and the subordinated notes restrict, subject to certain exceptions, the Company and its subsidiaries from incurring additional debt, paying dividends or making other distributions on or redeeming or repurchasing capital stock, making investments, loans or advances, disposing of assets, creating liens on assets and engaging in transactions with affiliates.

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

9.  REDEEMABLE PREFERRED STOCK

     The Company has outstanding 2,000,000 shares of preferred stock, par value $0.01 per share, with an initial liquidation preference of $25.00 per share ("Holdings Preferred Stock"). Holdings Preferred Stock accrues dividends at a rate equal to 13% per annum, computed on the basis of a 360-day year. Such dividends are payable quarterly on March 31, June 30, September 30, and December 31 of each year. Prior to the fifth anniversary of the issuance of the Holdings Preferred Stock, dividends are payable through increases in the liquidation preference of the Holdings Preferred Stock or, at the election of the holders, dividends may be payable by the issuance of additional shares. Following the fifth anniversary of the issuance, dividends shall be payable in cash. The Holdings Preferred Stock is mandatorily redeemable on May 15, 2010 at a redemption price of 100% of the liquidation preference plus accrued and unpaid dividends. In the event of a change in control, the Holdings Preferred Stock is mandatorily redeemable at a redemption price of 101% of the liquidation preference plus accrued and unpaid dividends. The Holdings Preferred Stock may be redeemed by Holdings prior to May 15, 2001, in whole, at a redemption price per share equal to 113% of the liquidation preference per share plus accrued and unpaid dividends with the proceeds of a public equity offering. In addition, the Holdings Preferred Stock may be redeemed at any time on or after May 15, 2003, in whole, at certain established redemption prices. Holders of a majority of the outstanding shares of Holdings Preferred Stock will have the right to elect two members to the board of directors of Holdings upon the failure of Holdings to pay cash dividends for more than four consecutive quarters or six quarters, satisfy mandatory

                        THERMADYNE HOLDINGS CORPORATION
redemption obligations, provide required notices or comply with certain other specified provisions relating to the Holdings Preferred Stock. This right terminates and the term of the additional directors ceases upon cure. In addition, Holdings cannot amend, alter or repeal any provision that would adversely affect the preferences, rights or powers of the Holdings Preferred Stock or create, authorize or issue any class of stock ranking prior to or on a parity with the Holdings Preferred Stock without the written consent of a majority of the holders.

10.  STOCK OPTIONS

     The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as described below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. No stock options were granted in 2002. The fair value for options granted in 2001 and 2000 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: risk-free interest rates of 5.2%, and 4.3%, a dividend yield of 0.0% for each year presented; volatility factors of the expected market price of the Company's common stock of 0.83, and 0.63, and a weighted-average expected life of the options of six years for each year presented.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Pro forma net loss applicable to common
  shares........................................    $(15,955)      $(60,809)     $(115,613)
Pro forma basic and diluted net loss per
  share.........................................    $  (4.44)        (16.94)        (32.20)

     The Company has two option plans for the grant of options to its employees and directors. The 1998 Management Incentive Plan (the "1998 Management Plan") provides for the grant of options to acquire up to 500,000 shares of common stock to key officers and employees of the Company or its affiliates. Grants under the 1998 Management Plan vest either a) immediately on the date of grant,
b) ratably over five years from the date of grant, c) upon the attainment of yearly targeted implied common equity values of the Company or, d) if yearly targeted implied common equity values are not attained, after an eight year period. The Non-Employee Directors Stock Option Plan (the "1998 Directors Plan") provides for the grant of options to acquire up to 20,000 shares of common stock to non-employee directors of the Company. Grants under the 1998 Directors Plan vest immediately on the date of grant. All options granted under the two plans described above are non-qualified stock options granted at 100% of the fair market value on the grant dates. In connection with the Merger, the 1993 Management Option Plan (the "1993 Management Plan"), the Non-

                        THERMADYNE HOLDINGS CORPORATION

Employee Directors Plan (the "1995 Directors Plan") and the 1996 Employee Stock Option Plan (the "1996 Employee Plan") were terminated. At that time, the option holders received a cash payment with respect to each option and the underlying options were canceled.

     Information regarding stock options is summarized as follows:

                                       2002                          2001                           2000
                            ---------------------------   ---------------------------   ----------------------------
                                       WEIGHTED-AVERAGE              WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                            OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                            --------   ----------------   --------   ----------------   ---------   ----------------
Outstanding -- beginning
  of year.................   463,081        $6.72          243,384        $9.00           343,356        $34.50
Granted...................        --           --          236,000         4.00            21,100         34.50
Exercised.................        --           --               --           --                --            --
Canceled or forfeited.....    (2,220)        4.00          (16,303)        4.00          (121,072)        34.50
                            --------        -----         --------                      ---------
Outstanding-end of year...   460,861        $6.73          463,081         6.72           243,384          9.00
                            ========        =====         ========                      =========
Exercisable at end of
  year:
  1998 Management Plan....   183,660                       126,297                         88,024
  1998 Directors Plan.....     9,000                         9,000                          8,000
Reserved for future
  grants:
  1998 Management Plan....    45,919                        45,919                        264,616
  1998 Directors Plan.....    11,000                        11,000                         12,000
Weighted-average fair
  value of options granted
  during the year.........                                $   2.92                      $   14.00
Weighted-average remaining
  contractual life of
  options (years).........       6.8                           7.8                            7.7

     Following is a summary of stock options outstanding as of December 31, 2002:

                                                             NUMBER OF   WEIGHTED-AVERAGE
                                                              OPTIONS     REMAINING LIFE
                                                             ---------   ----------------
Options Outstanding:
  Exercise Price of $4.....................................   419,534          6.9
  Exercise Price of $34.50.................................    41,327          5.5
                                                              -------
                                                              460,861
                                                              =======
Options Exercisable:
  Exercise Price of $4.....................................   151,393          6.9
  Exercise Price of $34.50.................................    41,267          5.5
                                                              -------
                                                              192,660
                                                              =======

                        THERMADYNE HOLDINGS CORPORATION

11.  LEASES

     Future minimum lease payments under leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2002 are as follows:

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
2003........................................................  $  3,294    $3,400
2004........................................................     3,398     2,874
2005........................................................     3,072     2,490
2006........................................................     2,361     1,731
2007........................................................     2,289     1,524
Thereafter..................................................    15,056     6,248
                                                              --------
     Total minimum lease payments...........................    29,470
Amount representing interest................................   (11,720)
                                                              --------
Present value of net minimum lease payments, including
  current obligations of $1,628.............................  $ 17,750
                                                              ========

     Rent expense under operating leases from continuing operations amounted to $5,882, $5,636, and $6,602 for the years ended December 31, 2002, 2001, and
2000, respectively.

     During the fourth quarter of 2002, the Court approved the rejection of two of the Company's leases, both of which were accounted for as capital leases. The Company recognized a net gain of $3.1 million as a result of these lease rejections, which has been included in reorganization items on the accompanying statement of operations.

12.  INCOME TAXES

     Pre-tax loss was taxed under the following jurisdictions:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Domestic........................................    $(17,415)      $(47,323)      $(50,227)
Foreign.........................................       4,506         (1,521)       (24,566)
                                                    --------       --------       --------
  Loss before income taxes......................    $(12,909)      $(48,844)      $(74,793)
                                                    ========       ========       ========

     The provision for income taxes is as follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Current:
  Federal.......................................     $   --         $   --        $    --
  Foreign.......................................      2,648          2,000          3,393
  State and local...............................        150            150            150
                                                     ------         ------        -------
     Total current..............................      2,798          2,150          3,543
                                                     ------         ------        -------
Deferred........................................        248            547         28,312
                                                     ------         ------        -------
                                                     $3,046         $2,697        $31,855
                                                     ======         ======        =======

                        THERMADYNE HOLDINGS CORPORATION

     The composition of deferred tax assets and liabilities attributable to continuing operations at December 31 is as follows:

                                                                2002        2001
                                                              ---------   ---------
Deferred tax assets:
  Post-employment benefits..................................  $   9,380   $   9,143
  Accrued liabilities.......................................      6,890       5,832
  Intangibles...............................................      7,939       8,145
  Deferred interest.........................................     18,646      18,646
  Other.....................................................      9,168       4,626
  Fixed assets..............................................      2,014       2,819
  Net operating loss carryforwards..........................     60,419      59,592
                                                              ---------   ---------
     Total deferred tax assets..............................    114,456     108,803
  Valuation allowance for deferred tax assets...............   (109,334)   (105,372)
                                                              ---------   ---------
     Net deferred tax assets................................      5,122       3,431
                                                              ---------   ---------
Deferred tax liabilities:
  Inventories...............................................      5,122       3,183
                                                              ---------   ---------
     Total deferred tax liabilities.........................      5,122       3,183
                                                              ---------   ---------
     Net deferred tax assets................................  $      --   $     248
                                                              =========   =========

     The income tax provision for the years ended December 31, 2002 and 2001, includes a charge of $4.0 million and $15.5 million, respectively, to adjust the valuation allowance on the net deferred tax amount as management does not believe this asset will be fully realized based on projections of income in future periods.

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Tax at U.S. statutory rates.....................    $(4,518)       $(17,095)      $(26,178)
Nondeductible goodwill amortization and other
  nondeductible expenses........................      2,449           1,632          8,474
Change in valuation allowance...................      3,962          15,469         42,987
Foreign tax rate differences and nonrecognition
  of foreign tax loss benefits..................      1,055           2,593          6,422
State income taxes, net of federal tax
  benefits......................................         98              98            150
                                                    -------        --------       --------
                                                    $ 3,046        $  2,697       $ 31,855
                                                    =======        ========       ========

     At December 31, 2002, the Company had net operating loss carryforwards of approximately $153,000 available for U.S. federal income tax purposes which expire between 2003 and 2022. Utilization of the majority of these net operating loss carryforwards is subject to various limitations due to previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company. Pursuant to SOP 90-7, the tax benefit resulting from the utilization of net operating loss carryforwards that existed on the effective date of the Company's financial reorganization will be reported as a direct addition to paid-in capital.

                        THERMADYNE HOLDINGS CORPORATION

     The Company's foreign subsidiaries have undistributed earnings at December 31, 2002. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

13.  EMPLOYEE BENEFIT PLANS

     401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company's domestic employees. The Company, at its discretion, can make a base contribution of 1% of each employee's compensation and an additional contribution equal to as much as 4% of the employee's compensation. At the employee's discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make matching contributions of 50% for the first 6% of the voluntary employee contribution. Total expense for this plan was approximately $2,029, $2,038, and $2,115 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

     The Company's Australian subsidiary has a Superannuation Fund established by a Trust Deed which operates on a lump sum scheme to provide benefits for its employees. Prepaid benefit cost at December 31, 2002 and 2001, was $6,799 and $6,204, respectively. There were no accrued benefit liabilities at December 31, 2002 or 2001. The prepaid benefit cost is not included in the table below or in the Company's balance sheet, as the Company has no legal right to amounts included in this fund.

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

                        THERMADYNE HOLDINGS CORPORATION

     The following table provides a reconciliation of benefit obligations, plan assets and status of the pension and other postretirement benefit plans as recognized in the Company's consolidated balance sheets for the years ended December 31, 2002 and 2001:

                                                                            OTHER
                                               PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                               -----------------   -----------------------
                                                2002      2001        2002         2001
                                               -------   -------   ----------   ----------
Change in Benefit Obligation:
  Benefit obligation at beginning of year....  $14,664   $14,088    $ 14,809     $ 13,431
  Service cost...............................       --        --         789          877
  Interest cost..............................    1,040     1,022       1,056          992
  Actuarial loss.............................      569       351         129          371
  Plan amendments............................       --        --          --           --
  Benefits paid..............................     (789)     (797)       (978)        (862)
                                               -------   -------    --------     --------
  Benefit obligation at end of year..........  $15,484   $14,664    $ 15,805     $ 14,809
                                               =======   =======    ========     ========
Change in plan assets:
  Fair value of plan assets at beginning of
     year....................................  $14,284   $15,809
  Actual return on plan assets...............   (1,898)     (604)
  Benefits paid..............................     (789)     (797)
  Administrative expenses....................     (175)     (124)
                                               -------   -------
  Fair value of plan assets at end of year...  $11,422   $14,284
                                               =======   =======
Funded status of the plan (underfunded)......  $(4,062)  $  (380)   $(15,805)    $(14,809)
  Unrecognized net actuarial loss (gain).....    4,459       708      (8,120)      (8,770)
  Unrecognized prior service cost............        6        30      (2,001)      (2,195)
                                               -------   -------    --------     --------
  Net amount recognized......................  $   403   $   358    $(25,926)    $(25,774)
                                               =======   =======    ========     ========
Amounts recognized in the balance sheets:
  Accrued benefits...........................  $(4,062)  $  (380)
  Intangible asset...........................        6        30
  Accumulated other comprehensive loss.......    4,459       708
                                               -------   -------
Net Amount recognized........................  $   403   $   358
                                               =======   =======
Weighted-average assumptions as of December
  31:
  Discount rate..............................        7%     7.25%          7%        7.25%
  Expected return on plan assets.............        8%        8%        N/A          N/A
  Rate of compensation increase..............      N/A       N/A         N/A          N/A

                        THERMADYNE HOLDINGS CORPORATION

     Net periodic pension and other postretirement benefit costs include the following components:

                                                                        OTHER
                                      PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                 ---------------------------   ------------------------
                                  2002      2001      2000      2002     2001     2000
                                 -------   -------   -------   ------   ------   ------
Components of the net periodic
  benefit cost:
  Service cost.................  $    --   $    --   $    --   $  789   $  877   $  791
  Interest cost................    1,040     1,022     1,001    1,077      992    1,022
  Expected return on plan
     assets....................   (1,108)   (1,232)   (1,226)      --       --       --
  Recognized (gain) loss.......       --        (8)     (153)    (521)    (551)    (591)
  Prior service cost
     recognized................       23        23        23     (193)    (193)    (101)
                                 -------   -------   -------   ------   ------   ------
Benefit cost (credit)..........  $   (45)  $  (195)  $  (355)  $1,152   $1,125   $1,121
                                 =======   =======   =======   ======   ======   ======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.5% in 2002, declining gradually to 6.0% in 2012. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8% in 2001 and 8.5% in 2000. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components in
  2002....................................................      $  349          $  (277)
Effect on postretirement benefit obligation as of December
  31, 2002................................................      $2,570          $(2,069)

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

                                                                       ALL OTHER
                                      UNITED              AUSTRALIA/   GEOGRAPHIC
                                      STATES    EUROPE       ASIA       REGIONS      OTHER     CONSOLIDATED
                                     --------   -------   ----------   ----------   --------   ------------
2002
Revenue from external customers....  $264,411   $50,193    $46,308      $53,343     $     --     $414,255
Intersegment revenues..............    23,261     5,608        226        3,899      (32,994)          --
Depreciation and amortization of
  intangibles......................     9,727     2,272      4,027        1,943           59       18,028
Operating income (loss)............    49,804     2,908        319        6,285      (21,505)      37,811
Identifiable assets................   123,162    58,039     40,600       42,496       33,264      297,561
Capital expenditures...............     5,934       401        286          290        2,476        9,387

                        THERMADYNE HOLDINGS CORPORATION

                                                                       ALL OTHER
                                      UNITED              AUSTRALIA/   GEOGRAPHIC
                                      STATES    EUROPE       ASIA       REGIONS      OTHER     CONSOLIDATED
                                     --------   -------   ----------   ----------   --------   ------------
2001
Revenue from external customers....  $293,837   $45,874    $44,468      $54,045     $     --     $438,224
Intersegment revenues..............    25,652     8,303        435        3,970      (38,360)          --
Depreciation and amortization of
  intangibles......................    10,248       967      4,022        1,715        2,278       19,230
Operating income (loss)............    46,600     3,557     (3,784)       2,612      (22,606)      26,379
Identifiable assets................   130,197    50,505     37,660       43,409       46,662      308,433
Capital expenditures...............    10,099     1,648        437        2,334          806       15,324
2000
Revenue from external customers....  $342,392   $56,434    $54,062      $57,258     $     --     $510,146
Intersegment revenues..............    37,996    15,674      1,985           --      (55,655)          --
Depreciation and amortization of
  intangibles......................     9,104     2,546     20,259        1,923        8,386       42,218
Operating income (loss)............    65,969     4,469    (27,616)        (903)     (32,291)       9,628
Identifiable assets................   135,758    59,319     48,548       46,615       27,705      317,945
Capital expenditures...............     6,144     5,172      3,697        1,859        1,819       18,691

  PRODUCT LINE INFORMATION

     The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company's products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company's key product lines:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Gas apparatus...................................    $158,349       $170,634       $190,996
Arc welding equipment...........................      68,167         73,615         87,860
Arc welding consumables.........................     122,995        124,446        146,494
Plasma and automated cutting equipment..........      60,040         64,081         79,995
All other.......................................       4,704          5,448          4,801
                                                    --------       --------       --------
                                                    $414,255       $438,224       $510,146
                                                    ========       ========       ========

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

                        THERMADYNE HOLDINGS CORPORATION

16.  FINANCIAL INSTRUMENTS

  CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

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

          Long-term debt: No market information was available with respect to the debt included in liabilities subject to compromise. As a result of the Chapter 11 filing, the ultimate values of the Old Credit Facility, the Senior Subordinated Notes, the Debentures, the Subordinated Notes and the Junior Notes are uncertain and may be materially different than the amounts in the financial statements. The fair values of the obligations outstanding under the DIP Facility and the Company's other long-term obligations are estimated at their current carrying values since these obligations are fully secured and have varying interest charges based on current market rates.

                        THERMADYNE HOLDINGS CORPORATION

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.

                                                                       2002
                                                 ------------------------------------------------
                                                                THREE MONTHS ENDED
                                                 ------------------------------------------------
                                                 MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                 --------   --------   ------------   -----------
Net sales......................................  $102,687   $108,076     $98,610       $104,882
Gross profit...................................    35,138     40,232      36,512         34,809
Operating income...............................     7,793     11,292      10,353          8,373
Net loss.......................................    (2,751)      (506)       (606)       (12,092)
Preferred stock dividends (paid in kind).......        --         --          --             --
Net loss applicable to common shares...........    (2,751)      (506)       (606)       (12,092)
Net loss per share applicable to common
  shares.......................................  $  (0.77)  $  (0.14)    $ (0.17)      $  (3.36)
                                                 ========   ========     =======       ========

                                                                      2001
                                               ---------------------------------------------------
                                                               THREE MONTHS ENDED
                                               ---------------------------------------------------
                                               MARCH 31   JUNE 30    SEPTEMBER 30    DECEMBER 31
                                               --------   --------   ------------   --------------
Net sales....................................  $119,749   $111,992     $106,714        $ 99,769
Gross profit.................................    43,295     36,683       33,877          27,831
Operating income.............................    13,341      5,783        4,630           2,625
Net loss.....................................    (9,911)   (18,295)     (19,334)         (4,001)
Preferred stock dividends (paid in kind).....     2,269      2,343        2,418           1,665
Net loss applicable to common shares.........   (12,180)   (20,638)     (21,752)         (5,666)
Net loss per share applicable to common
  shares.....................................  $  (3.39)  $  (5.75)    $  (6.06)       $  (1.58)
                                               ========   ========     ========        ========

18.  DEBTOR FINANCIAL INFORMATION

     The following is condensed combined financial information for the Debtors. The combined financial statements have been prepared on the same basis as the consolidated financial statements. Liabilities subject to compromise shown on the December 31, 2002 condensed combined balance sheet exclude the portion of the Term A Facility carried on the books of two foreign subsidiaries, which totals $22,421.

                        THERMADYNE HOLDINGS CORPORATION

                    CONDENSED COMBINED DEBTOR BALANCE SHEET

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   7,379      $   7,332
  Accounts receivable.......................................      39,535         41,516
  Inventories...............................................      53,780         51,505
  Prepaid expenses and other................................       8,280         11,360
                                                               ---------      ---------
     Total current assets...................................     108,974        111,713
  Property, plant and equipment, at cost, net...............      37,639         42,033
  Deferred financing costs, net.............................          --         13,825
  Intangibles, at cost, net.................................       6,353          6,461
  Other assets..............................................       3,327          2,827
                                                               ---------      ---------
     Total assets...........................................   $ 156,293      $ 176,859
                                                               =========      =========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable..........................................   $   4,521      $   4,960
  Accrued and other liabilities.............................      20,653         18,392
  Accrued interest..........................................          --            465
  Income taxes payable......................................         324             11
  Current maturities of long-term obligations...............      10,646          8,962
                                                               ---------      ---------
     Total current liabilities..............................      36,144         32,790
Liabilities subject to compromise...........................     810,491        814,654
Long-term obligations, less current maturities..............      11,996         15,483
Other long-term liabilities.................................      36,790         34,471
Redeemable preferred stock..................................      78,509         78,509
Shareholders' equity (deficit):
  Common stock..............................................          36             36
  Additional paid-in-capital................................    (130,119)      (129,867)
  Foreign currency translation..............................     (23,964)       (26,914)
  Accumulated deficit.......................................    (506,353)      (491,447)
                                                               ---------      ---------
     Total shareholders' deficit............................    (660,400)      (648,192)
Net equity and advances to/from subsidiaries................    (157,237)      (150,856)
                                                               ---------      ---------
  Total liabilities and shareholders' deficit...............   $ 156,293      $ 176,859
                                                               =========      =========

                        THERMADYNE HOLDINGS CORPORATION

                   CONDENSED COMBINED STATEMENT OF OPERATIONS

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
Net sales...............................................    $311,629       $347,981       $414,318
Operating expenses:
  Cost of goods sold....................................     202,963        238,308        266,939
  Selling, general and administrative expenses..........      76,206         68,361         71,660
  Amortization of other intangibles.....................         700          1,418          8,612
  Net periodic postretirement benefits..................       1,152          1,125          1,121
  Special charges.......................................       2,379         14,252         33,132
                                                            --------       --------       --------
Operating income........................................      28,229         24,517         32,854
Other income (expense):
  Interest expense......................................     (19,921)       (73,728)       (78,446)
  Amortization of deferred financing costs..............          --         (4,360)        (3,307)
  Other, net............................................      (1,321)         3,416          7,176
                                                            --------       --------       --------
Income (loss) before reorganization items and income tax
  provision.............................................       6,987        (50,155)       (41,723)
Reorganization items....................................      23,908         (6,723)            --
                                                            --------       --------       --------
Loss before income tax provision........................     (16,921)       (43,432)       (41,723)
Income tax (benefit) provision..........................      (1,945)           579         28,723
                                                            --------       --------       --------
Net loss................................................     (14,976)       (44,011)       (70,446)
Preferred stock dividends (paid in kind)................          --          8,695          8,384
                                                            --------       --------       --------
Net loss applicable to common shares....................    $(14,976)      $(52,706)      $(78,830)
                                                            ========       ========       ========

                        THERMADYNE HOLDINGS CORPORATION

                   CONDENSED COMBINED STATEMENT OF CASH FLOWS

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
Net cash provided by operating activities...............    $ 5,113        $  2,355       $  2,105
Cash flows provided by (used in) investing activities:
  Capital expenditures, net.............................     (6,978)        (11,957)        (9,660)
  Change in other assets................................     (1,085)          1,260          1,548
                                                            -------        --------       --------
     Net cash used in investing activities..............     (8,063)        (10,697)        (8,112)
Cash flows provided by (used in) financing activities:
  Change in long-term receivables.......................         --              --             24
  Borrowing under debtor-in-possession credit
     facility...........................................      1,500           8,650             --
  Repayment of long-term obligations....................       (187)         (5,338)       (14,848)
  Borrowing of long-term obligations....................        131          35,029         23,500
  Change in accounts receivable securitization..........         --         (20,999)        20,999
  Financing fees........................................         --              --         (1,125)
  Changes in net equity and advances to/from
     subsidiaries.......................................         --          (6,205)       (12,075)
  Other.................................................      1,553               1         (8,498)
                                                            -------        --------       --------
Net cash provided by financing activities...............      2,997          11,138          7,977
                                                            -------        --------       --------
Net increase in cash and cash equivalents...............         47           2,796          1,970
Cash and cash equivalents at beginning of year..........      7,332           4,536          2,566
                                                            -------        --------       --------
Cash and cash equivalents at end of year................    $ 7,379        $  7,332       $  4,536
                                                            =======        ========       ========

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Mfg. LLC

     We have audited the accompanying consolidated balance sheets of Thermadyne Mfg. LLC and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholder's deficit and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thermadyne Mfg. LLC and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming Thermadyne Mfg. LLC will continue as a going concern. As more fully described in
Note 2 to the financial statements, on November 19, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Eastern District of Missouri. The filing was necessary due to events of default on the Company's debt covenants. In addition, the Company has incurred recurring net losses applicable to common shares and has a shareholder deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 14, 2003

                              THERMADYNE MFG. LLC

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  17,413      $  14,800
  Accounts receivable, less allowance for doubtful accounts
     of $4,275 and $3,376 respectively......................      80,423         75,816
  Inventories...............................................      95,702         89,748
  Prepaid expenses and other................................      12,057         14,600
                                                               ---------      ---------
       Total current assets.................................     205,595        194,964
Property, plant and equipment, at cost, net.................      72,291         81,012
Deferred financing costs, net...............................          --         11,409
Intangibles, at cost, net...................................      14,321         13,422
Deferred income taxes.......................................          --            248
Other assets................................................       2,266          3,834
                                                               ---------      ---------
       Total assets.........................................   $ 294,473      $ 304,889
                                                               =========      =========

                          LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
  Accounts payable..........................................   $  23,855      $  19,520
  Accrued and other liabilities.............................      27,458         25,410
  Accrued interest..........................................          --            471
  Income taxes payable......................................       1,658            508
  Current maturities of long-term obligations...............      13,328         11,606
                                                               ---------      ---------
       Total current liabilities............................      66,299         57,515
Liabilities subject to compromise...........................     646,477        648,036
Long-term obligations, less current maturities..............      17,285         21,084
Other long-term liabilities.................................      46,201         43,868
Shareholder's deficit:
  Accumulated deficit.......................................    (516,158)      (502,366)
  Accumulated other comprehensive loss......................     (44,606)       (42,222)
                                                               ---------      ---------
       Total shareholder's deficit..........................    (560,764)      (544,588)
  Net equity and advances to/from parent....................      78,975         78,974
                                                               ---------      ---------
       Total liabilities and shareholder's deficit..........   $ 294,473      $ 304,889
                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
Net sales...............................................    $414,255       $438,224       $510,146
Operating expenses:
  Cost of goods sold....................................     267,564        296,538        327,480
  Selling, general and administrative expenses..........     104,316         97,152        102,578
  Amortization of other intangibles.....................       1,033          2,175         26,883
  Net periodic postretirement benefits..................       1,152          1,125          1,121
  Special charges.......................................       2,379         14,855         42,456
                                                            --------       --------       --------
Operating income........................................      37,811         26,379          9,628
Other income (expense):
  Interest expense (contractual interest expense of
     $48,342 and $59,611 in 2002 and 2001,
     respectively)......................................     (22,599)       (57,480)       (62,545)
  Amortization of deferred financing costs..............          --         (3,987)        (2,941)
  Other.................................................      (4,465)        (1,461)            28
                                                            --------       --------       --------
Loss before reorganization items and income tax
  provision.............................................      10,747        (36,549)       (55,830)
Reorganization items....................................      21,493         (6,723)            --
                                                            --------       --------       --------
Income (loss) before income tax provision...............     (10,746)       (29,826)       (55,830)
Income tax provision....................................       3,046          2,697         28,588
                                                            --------       --------       --------
Net loss................................................    $(13,792)      $(32,523)      $(84,418)
                                                            ========       ========       ========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                         ACCUMULATED
                                                                            OTHER
                                                          ACCUMULATED   COMPREHENSIVE
                                                            DEFICIT         LOSS          TOTAL
                                                          -----------   -------------   ---------
                                                                      (IN THOUSANDS)
January 1, 2000.........................................   $(385,425)     $(23,895)     $(409,320)
Comprehensive loss:
  Net loss..............................................     (84,418)           --        (84,418)
  Other comprehensive loss -- foreign currency
     translation........................................          --       (11,700)       (11,700)
                                                                                        ---------
Comprehensive loss......................................                                  (96,118)
                                                           ---------      --------      ---------
December 31, 2000.......................................    (469,843)      (35,595)      (505,438)
Comprehensive loss:
  Net loss..............................................     (32,523)           --        (32,523)
     Foreign currency translation.......................          --        (7,335)        (7,335)
     Pension............................................          --           708            708
                                                                                        ---------
  Comprehensive loss....................................                                  (39,150)
                                                           ---------      --------      ---------
December 31, 2001.......................................    (502,366)      (42,222)      (544,588)
Comprehensive loss:
  Net loss..............................................     (13,792)           --        (13,792)
     Foreign currency translation.......................          --         2,783          2,783
     Pension............................................          --        (5,167)        (5,167)
                                                                                        ---------
  Comprehensive loss....................................                                  (16,176)
                                                           ---------      --------      ---------
December 31, 2002.......................................   $(516,158)     $(44,606)     $(560,764)
                                                           =========      ========      =========

          See accompanying notes to consolidated financial statements.

                              THERMADYNE MFG. LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
Cash flows provided by (used in) operating activities:
Net loss................................................    $(13,792)      $(32,523)      $(84,418)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Net periodic postretirement benefits...............       1,152          1,125          1,121
     Depreciation.......................................      16,995         17,055         15,335
     Amortization of goodwill...........................          --            371         19,176
     Amortization of other intangibles..................       1,033          1,804          7,707
     Non-cash portion of interest expense...............          --          4,249          4,148
     Amortization of deferred financing costs...........          --          3,987          2,941
     Write-off of deferred financing fees...............      11,409             --             --
     Benefit from rejection of executory contracts......      (3,382)       (12,228)            --
     Deferred income taxes..............................         534            527         25,043
     Loss on asset disposal.............................          --             --          9,990
  Changes in operating assets and liabilities:
     Accounts receivable................................        (905)         9,874          6,996
     Inventories........................................      (3,923)        10,814        (16,273)
     Prepaid expenses and other.........................       1,926         (9,437)         1,082
     Accounts payable...................................       1,206         (5,416)           992
     Accrued and other liabilities......................         912           (240)         8,361
     Accrued interest...................................        (481)        19,000           (445)
     Income taxes payable...............................         727           (324)           424
     Other long-term liabilities........................      (2,110)        (2,508)        (3,291)
                                                            --------       --------       --------
       Total adjustments................................      25,093         38,653         83,307
                                                            --------       --------       --------
       Net cash provided by (used in) operating
          activities....................................      11,301          6,130         (1,111)
                                                            --------       --------       --------
Cash flows used in investing activities:
  Capital expenditures, net.............................      (9,387)       (15,323)       (18,691)
  Proceeds from sale of assets..........................          --             --          6,961
  Change in other assets................................      (1,373)          (826)        (1,051)
  Acquisitions, net of cash.............................          --             --         (3,767)
                                                            --------       --------       --------
       Net cash used in investing activities............     (10,760)       (16,149)       (16,548)
                                                            --------       --------       --------
Cash flows provided by (used in) financing activities:
  Change in long-term receivables.......................         525           (153)           384
  Borrowing under debtor-in-possession credit
     facility...........................................       1,500          8,650             --
  Repayment of long-term obligations....................      (4,791)       (12,283)       (26,477)
  Borrowing of long-term obligations....................       3,618         40,049         34,216
  Change in accounts receivable securitization..........          --        (20,999)        20,999
  Financing fees........................................          --             --         (1,125)
  Change in net equity of parent........................          --             (2)        (3,988)
  Other.................................................       1,220           (805)        (9,309)
                                                            --------       --------       --------
       Net cash provided by financing activities........       2,072         14,457         14,700
                                                            --------       --------       --------
Net increase (decrease) in cash and cash equivalents....       2,613          4,438         (2,959)
Cash and cash equivalents at beginning of year..........      14,800         10,362         13,321
                                                            --------       --------       --------
Cash and cash equivalents at end of year................    $ 17,413       $ 14,800       $ 10,362
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

     On January 8, 2002, the Court entered the final order approving a new $60 million debtor-in-possession credit facility among Thermadyne LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the "DIP Facility".) Prior to the final order, on November 21, 2001, the Court entered an interim order authorizing the Debtors to use up to $25 million of the DIP Facility for loans and letters of credit. On November 19, 2002, the Court entered a final order amending the DIP Facility. The amendment extended the expiration date to May 23, 2003, and lowered the total capacity from $60 million to $50 million. All other terms of the DIP Facility remained substantially unchanged. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or May 23, 2003. If a plan of reorganization is not consummated by May 23, 2003, the Company will need to seek an extension of the maturity of the DIP Facility. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Actual borrowing availability is subject to a borrowing base calculation. The amount available to the Company under the DIP Facility is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets.

                              THERMADYNE MFG. LLC

As of December 31, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility. As of December 31, 2002, the Company had borrowed $10.2 million and issued letters of credit of $9.5 million under the DIP Facility. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs), and other customary provisions.

     As of December 1, 2001, Thermadyne LLC discontinued accruing interest on the Senior Subordinated Notes, and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"). Contractual interest on the Senior Subordinated Notes and the Junior Notes for the year ended December 31, 2001, was $20.4 million, and $5.3 million, respectively. No interest was recorded for the Senior Subordinated Notes or the Junior Notes during 2002. For the year ended December 31, 2001, contractual interest on the Senior Subordinated Notes and the Junior Notes totaled $25.1 million, of which $23.0 million was recorded. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on its old syndicated senior secured credit agreement (the "Old Credit Facility.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $48.3 million and $59.6 million for the years ended December 31, 2002 and 2001, respectively, which was $25.7 million and $2.1 million in excess of reported interest, respectively.

     Pursuant to the provisions of the Bankruptcy Code, substantially all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims against the Debtors had to be filed with the Court on or before April 19, 2002. As debtor-in-possession, the Debtors have the right, subject to Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

     On January 17, 2003, the Company filed with the Court its First Amended and Restated Plan of Reorganization (the "Plan of Reorganization") which provides for, among other things the restructuring of the Company's balance sheet to significantly strengthen the Company's financial position.

     The Company expects the Court to confirm the Plan of Reorganization early in the second quarter of 2003. The Plan of Reorganization was filed with the SEC on Form 8-K February 6, 2003. Once the Court confirms the Plan of Reorganization and the Company satisfies the conditions precedent to effectiveness of the Plan of Reorganization, as described in the Plan of Reorganization, the Company will then consummate the Plan of Reorganization and emerge from Chapter 11. Management anticipates that the consummation and effectiveness of the Plan of Reorganization will occur in the second calendar quarter of 2003.

     The Plan of Reorganization provides for a substantial reduction of the Company's long-term debt. Under the plan, the Company's total debt would aggregate approximately $270 million, versus the nearly $800 million in debt and $79 million in preferred stock when the Company filed for Chapter 11 protection in November 2001. The Plan of Reorganization provides for treatment to the various classes of claims and equity interests as follows (as is more fully described in the Plan of Reorganization):

     Administrative Expense Claims, Priority Tax Claims and the Class 1 Other Priority Claims (as each such class, and all classes described herein, are more fully described in the Plan of Reorganization) remain

                              THERMADYNE MFG. LLC
unaffected by the Chapter 11 cases and are to be paid in full. The Class 3 Other Secured Claims are also unimpaired by the Chapter 11 cases and the holders of such claims will continue to retain their liens.

     The pre-petition senior secured lenders (Class 2) will exchange their approximately $365 million in debt and outstanding letters of credit for cash, up to approximately 94.5% of the new common stock of the Company (subject to reduction for shares of the Company's new common stock acquired pursuant to the subscription offering referenced below), the cash proceeds realized from the subscription offering, $180 million in Senior Debt Notes, and Series C Warrants exercisable for additional shares of new common stock of the Company. Under certain circumstances, up to an additional $23 million in Senior Debt Notes may be issued to the pre-petition senior secured lenders in substitution for up to 12.3% of the new common stock of the Company. The pre-petition senior lenders have agreed to transfer the Series C Warrants to certain current Company equity holders.

     General Unsecured Creditors (Class 4) will receive distributions of cash equal to the lesser of (1) a holder's pro rata share of $7,500,000 and (2) fifty percent (50%) of such holder's claim (estimated by the Company to provide a recovery on such claims of 30% to 37% of the amount of such claims.)

     The 9 7/8% Senior Subordinated Note Holders (Class 5) will exchange their approximately $230 million in debt and accrued interest for approximately 5.5% of the new common stock of the Company, with the opportunity to subscribe for more shares through the subscription offering held pursuant to the Plan of Reorganization, and Series A Warrants and Series B Warrants exercisable for additional shares of new common stock of the Company.

     The Junior Subordinated Note Claims, the 10.75% Senior Subordinated Note Claims and the 12 1/2% Senior Discount Debenture Claims (Class 6, Class 7 and Class 8, respectively) in the aggregate amount of approximately $220 million will not receive any distribution under the Plan of Reorganization, but will have the opportunity to participate in the subscription offering for shares of new common stock of the reorganized Company.

     The Thermadyne Holdings Equity Interests (Class 9), which includes the existing common and preferred stock of the Company will be cancelled and the holders of such interests will not receive any distribution pursuant to the Plan of Reorganization.

     In connection with the proposed Plan of Reorganization, the Company will issue the following:

     - Senior Debt Notes in the aggregate amount of up to $203 million;

     - Up to 13,300,000 shares of common stock of the reorganized Company;

     - 1,157,000 Series A Warrants;

     - 700,000 Series B Warrants; and

     - 271,429 Series C Warrants.

     Upon effectiveness of the Plan of Reorganization, the Company will use its proposed senior secured credit facility in the aggregate amount of $50 million to pay the DIP Facility, for the payment of various pre-petition obligations, and for general working capital purposes.

     Absent a successful restructuring of the Company's balance sheet, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. Approval of a Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

                              THERMADYNE MFG. LLC

  LIABILITIES SUBJECT TO COMPROMISE

     Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as debtor-in-possession. These claims are shown in the December 31, 2002 and 2001, balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. The principal categories of liabilities subject to compromise at December 31 consisted of the following:

                                                                2002       2001
                                                              --------   --------
Trade accounts payable......................................  $ 15,949   $ 17,334
Accrued and other liabilities...............................     3,023      3,500
Accrued interest............................................    20,493     20,493
Accrued income taxes........................................     9,086     11,290
Old Credit Facility.........................................   356,172    353,437
Senior Subordinated Notes...................................   207,000    207,000
Junior Notes................................................    33,427     33,427
Other long-term liabilities.................................     1,327      1,555
                                                              --------   --------
  Total.....................................................  $646,477   $648,036
                                                              ========   ========

  REORGANIZATION ITEMS

     Reorganization items for 2002 were $21.5 million and included $9.8 million of professional fees and expenses, $1.9 million of expenses related to financing fees associated with the DIP Facility, $11.4 million for the write-off of deferred financing fees associated with pre-petition long-term debt subject to compromise, $0.3 million related to payments made under the key employee retention plan approved by the Court, a benefit of $2.7 million related to the rejection of certain capital leases, and $0.8 million of other reorganization items. Reorganization items in 2001, include $4.8 million of professional fees and expenses, a benefit of $12.2 million resulting from the Court's approval of a Company motion to reject a non-cancelable lease obligation on a substantially idle facility, and $0.7 million of other reorganization costs.

  SPECIAL CHARGES

     Special charges for the year ended December 31, 2002, relate to an information technology initiative and related logistics projects. Special charges incurred during the year ended December 31, 2001, were $14.9 million and were comprised primarily of $7.0 million related to business reengineering initiatives, $3.2 million related to an information technology transformation project, and $2.4 million to logistics initiatives. The remainder resulted mostly from the relocation of production to Mexico. Special charges of $42.5 million were incurred during the year ended December 31, 2000, and are comprised primarily of $19.4 million of costs related to the relocation of production to Mexico and Asia, $11.0 million resulting from the Company's reorganization of its domestic gas management business, $5.0 million related to changes in senior management, and $4.7 million related to an information technology and business process reengineering project the Company initiated in the third quarter of 2000.

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

     Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for domestic subsidiaries and the first-in, first-out ("FIFO") method for foreign subsidiaries. Inventories at foreign subsidiaries amounted to approximately $41,922 and $37,986 at December 31, 2002 and 2001, respectively.

     Property, Plant and Equipment. Property, plant and equipment are carried at cost and are depreciated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows:
buildings -- 25 years; and machinery and equipment -- two to ten years. Property, plant and equipment recorded under capital leases is depreciated using the lower of either the lease term or the underlying asset's useful life. The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.

     Deferred Financing Costs. The Company capitalizes loan origination fees and other costs incurred arranging long-term financing as deferred financing costs. The costs are amortized over the respective lives of the obligations using the effective interest method. In accordance with SOP 90-7, in 2002 the Company wrote off its deferred financing fees, all of which related to long-term debt subject to compromise. The amount of the write off was $11,409 and is included in reorganization items on the accompanying statement of operations. Deferred financing costs totaled $22,077 at December 31, 2001 and had related accumulated amortization of $10,668 at December 31, 2001.

     Intangibles. The excess of costs over the net tangible assets of businesses acquired consists of patented technology and goodwill. Identified intangible assets with a finite life are amortized on a straight-line basis

                              THERMADYNE MFG. LLC
over the various estimated useful lives of such assets, which generally range from three to 25 years. Effective January 1, 2002, goodwill is no longer amortized, but instead is tested for impairment at least annually in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

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

     Revenue Recognition. Revenue from the sale of cutting and welding products is recognized upon shipment to the customer. Costs and related expenses to manufacture and to ship cutting and welding products are recorded as cost of sales when the related revenue is recognized.

     Comprehensive Loss. At December 31, 2002, 2001, and 2000, accumulated comprehensive loss amounted to $40,147, $42,930, and $35,595, respectively, for foreign currency translation. Accumulated comprehensive loss for pensions was $4,459 and $708 at December 31, 2002 and 2001.

     Statements of Cash Flows. For purposes of the statements of cash flows, Thermadyne considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     The following table shows the interest and taxes paid during the periods presented in the accompanying consolidated statements of cash flows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Interest........................................    $23,070        $34,220        $58,842
Taxes...........................................      1,419          2,353          3,129

     Operating cash disbursements for the year ended December 31, 2002, related to the reorganization were $11.9 million and include $9.8 million of professional fees and expenses, $0.7 million of fees related to the DIP Facility, $0.3 million of payments made under the key employee retention plan approved by the Court, $0.4 million related to a rejected lease obligation, and $0.7 million of other reorganization related disbursements. For the year ended December 31, 2001, operating cash disbursements resulting from the reorganization include $6.0 million related to professional fees and expenses, $1.9 million of fees related to the DIP Facility and Old Credit Facility, and $0.1 million of other reorganization costs. Included in the amount for professional fees and expenses was approximately $2.0 million of retainers, which was included in prepaid assets at December 31, 2001.

     Foreign Currency Translation. Local currencies have been designated as the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains or losses are included in other comprehensive income in the component of shareholder's deficit designated "Accumulated other comprehensive loss." The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented. The Company's foreign operations are described in Note 12.

     Recent Accounting Pronouncements. In July 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3,

                              THERMADYNE MFG. LLC

"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

4.  ACCOUNTS RECEIVABLE

     As of December 31, 2002 and 2001, the Company's accounts receivable are recorded as the amounts invoiced to customers less an allowance for doubtful accounts. Management estimates the allowance based on a review of the portfolio taking into consideration historical collection patterns, the economic climate, and aging statistics based on contractual due dates. Accounts are written off to the allowance once collection efforts are exhausted.

     On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sold on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The Company retained servicing responsibilities for accounts receivable collections, but received no servicing fee. Effective with the Chapter 11 filing this program began to liquidate and at December 31, 2001, all participation interests had been fully funded. On January 4, 2002, the program was terminated and final distributions made to investors. The amount of participation interests sold under this financing arrangement was approximately $20,999 at December 31, 2000. The sold accounts receivable are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets. Interest expense was incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum. The Company recorded no gains or losses from the securitization arrangement.

5.  INVENTORIES

     The composition of inventories at December 31, is as follows:

                                                               2002      2001
                                                              -------   -------
Raw materials...............................................  $15,881   $18,142
Work-in-process.............................................   26,413    25,517
Finished goods..............................................   52,488    46,442
                                                                        -------
                                                               94,782    90,101
LIFO reserve................................................      920      (353)
                                                              -------   -------
                                                              $95,702   $89,748
                                                              =======   =======

6.  PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31, is as follows:

                                                                2002       2001
                                                              --------   --------
Land........................................................  $  8,743   $  9,065
Building....................................................    29,604     29,547
Machinery and equipment.....................................   115,215    114,186
                                                              --------   --------
                                                               153,562    152,798
Accumulated depreciation....................................   (81,271)   (71,786)
                                                              --------   --------
                                                              $ 72,291   $ 81,012
                                                              ========   ========

     Assets recorded under capitalized leases were $22,836 ($14,013 net of accumulated depreciation) and $23,320 ($15,822 net of accumulated depreciation) at December 31, 2002 and 2001, respectively.

                              THERMADYNE MFG. LLC

7.  GOODWILL AND INTANGIBLES

     The composition of intangibles at December 31, is as follows:

                                                                2002       2001
                                                              --------   --------
Goodwill....................................................  $ 14,152   $ 13,509
Amortizable intangibles.....................................    13,511     11,421
                                                              --------   --------
                                                                27,663     24,930
Accumulated amortization....................................   (13,342)   (11,508)
                                                              --------   --------
                                                              $ 14,321   $ 13,422
                                                              ========   ========

     In accordance with SFAS 142, the Company ceased amortization on January 1, 2002 of its goodwill, which had a net balance of approximately $11,355 at January 1, 2002. During 2001 and 2000, the Company recorded $371 and $658 of goodwill amortization, respectively. Excluding this expense the Company's net loss would have been $32,152 and $83,760 for 2001 and 2000, respectively.

     The Company has other identifiable intangible assets such as patented technology, non-compete agreements and trademarks. The total cost of these intangible assets was $13,511 and $11,421 at December 31, 2002 and December 31, 2001, respectively. Accumulated amortization totaled $9,815 and $9,353 at December 31, 2002 and December 31, 2001, respectively. Amortization expense amounted to $1,033, $1,804 and $7,707 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense is expected to be approximately $900 for each of the years 2003 through 2006, and approximately $96 in 2007.

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

                              THERMADYNE MFG. LLC

8.  LONG-TERM OBLIGATIONS

     The composition for long-term obligations at December 31, is as follows:

                                                                2002        2001
                                                              ---------   ---------
Debtor-in-possession credit facility........................  $  10,150   $   8,650
Revolving Credit Facility(1)................................     58,630      58,500
Term A Facility -- United States(1).........................     57,885      57,885
Term A Facility -- Australia(1).............................     14,743      13,342
Term A Facility -- Italy(1).................................      7,678       6,482
Term B Facility(1)..........................................    108,614     108,614
Term C Facility(1)..........................................    108,614     108,614
Senior subordinated notes, due June 1, 2008, 9 7/8% interest
  payable semiannually on June 1 and December 1(1)..........    207,000     207,000
Junior subordinated notes, due December 15, 2009, 15%
  interest payable quarterly on March 15, June 15, September
  15, and December 15(1)....................................     33,427      33,427
Capital leases..............................................     17,750      21,191
Other.......................................................      2,713       2,849
                                                              ---------   ---------
                                                                627,204     626,554
Amounts classified as liabilities subject to compromise.....   (596,591)   (593,864)
                                                              ---------   ---------
                                                                 30,613      32,690
Current maturities..........................................    (13,328)    (11,606)
                                                              ---------   ---------
                                                              $  17,285   $  21,084
                                                              =========   =========

---------------

(1) Amounts outstanding at December 31, 2002, have been classified as liabilities subject to compromise.

     At December 31, 2002, the schedule of principal payments on long-term debt, excluding capital lease obligations and amounts subject to compromise, is as follows:

2003........................................................  $12,301
2004........................................................      291
2005........................................................       78
2006........................................................       79
2007........................................................       81
Thereafter..................................................       33

  DIP FACILITY

     The DIP Facility provides for total borrowings of $50 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of December 31, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount the DIP Facility. Interest on the DIP Facility accrues at the administrative agent's adjusted base rate plus 2.25% in the case of alternate base rates loans (6.5% at December 31, 2002), and at an adjusted London Interbank Offered Rate ("LIBOR") plus 3.5% in the case of LIBOR loans. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic

                              THERMADYNE MFG. LLC
postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs) and other customary provisions. The DIP Facility expires on the earlier of the consummation of a Plan of Reorganization or May 23, 2003. If the Plan of Reorganization is not consummated by May 23, 2003, the Company will need to seek an extension of the maturity of the DIP Facility. At December 31, 2002, the Company had borrowed $10.2 million and issued $9.5 million of letters of credit under the DIP Facility, resulting in availability of approximately $30.3 million.

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

  OLD CREDIT FACILITY

     The Old Credit Facility includes a $330 million term loan facility (the "Term Loan Facility") and a $100 million revolving credit facility (subject to adjustment as provided below), which provided for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility is comprised of a term A facility of $100 million (the "Term A Facility"), which has a maturity of six years, a term B facility of $115 million (the "Term B Facility"), which has a maturity of seven years, and a term C facility of $115 million (the "Term C Facility"), which has a maturity of eight years. The Revolving Credit Facility terminates six years after the date of initial funding of the Old Credit Facility. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on the Old Credit Facility. This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. As a result of the Chapter 11 filing and other ongoing covenant violations, the Company has no borrowing availability under the Old Credit Facility. At December 31, 2002, the Company had $1.4 million of standby letters of credit outstanding under the Revolving Credit Facility.

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

  JUNIOR SUBORDINATED NOTES

     The Junior Notes, which have detachable warrants for the purchase of the Company's common stock, are general unsecured obligations of Thermadyne LLC and will be subordinated in right of payment to all existing and future senior and senior subordinated indebtedness of Thermadyne LLC. Thermadyne LLC, at its option,

                              THERMADYNE MFG. LLC
may pay interest in additional Junior Notes between the date of original issuance and December 15, 2004 on each March 15, June 15, September 15 and December 15 at the rate of 15%. Beginning December 15, 2004, interest will accrue at the rate of 15% per annum on each interest payment date, provided that if and for so long as payment of interest on the Junior Notes is prohibited under the terms of the Old Credit Facility, interest shall be paid by the issuance of additional Junior Notes.

9.  LEASES

     Future minimum lease payments under leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2002 are as follows:

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
2003........................................................  $  3,294    $3,400
2004........................................................     3,398     2,874
2005........................................................     3,072     2,490
2006........................................................     2,361     1,731
2007........................................................     2,289     1,524
Thereafter..................................................    15,056     6,248
                                                              --------
     Total minimum lease payments...........................    29,470
Amount representing interest................................   (11,720)
                                                              --------
Present value of net minimum lease payments, including
  current obligations of $1,628.............................  $ 17,750
                                                              ========

     Rent expense under operating leases from continuing operations amounted to $5,882, $5,636, and $6,602 for the years ended December 31, 2002, 2001, and
2000, respectively.

     During the fourth quarter of 2002, the Court approved the rejection of two of the Company's leases, both of which were accounted for as capital leases. The Company recognized a net gain of $3.1 million as a result of these lease rejections, which has been included in reorganization items on the accompanying statement of operations.

10.  INCOME TAXES

     Pre-tax loss was taxed under the following jurisdictions:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Domestic........................................    $(15,252)      $(28,305)      $(31,264)
Foreign.........................................       4,506         (1,521)       (24,566)
                                                    --------       --------       --------
  Loss before income taxes......................    $(10,746)      $(29,826)      $(55,830)
                                                    ========       ========       ========

                              THERMADYNE MFG. LLC

     The provision for income taxes is as follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Current:
  Federal.......................................    $    --         $   --        $    --
  Foreign.......................................      2,648          2,000          3,393
  State and local...............................        150            150            150
                                                    -------         ------        -------
     Total current..............................      2,798          2,150          3,543
                                                    -------         ------        -------
Deferred........................................        248            547         25,045
                                                    -------         ------        -------
                                                    $ 3,046         $2,697        $28,588
                                                    =======         ======        =======

     The composition of deferred tax assets and liabilities attributable to continuing operations at December 31 is as follows:

                                                                2002       2001
                                                              --------   --------
Deferred tax assets:
  Post-employment benefits..................................  $  9,380   $  9,143
  Accrued liabilities.......................................     6,890      5,832
  Intangibles...............................................     7,939      8,145
  Other.....................................................     6,848      2,275
  Fixed assets..............................................     2,014      2,819
  Net operating loss carryforwards..........................    49,377     49,338
                                                              --------   --------
     Total deferred tax assets..............................    82,448     77,552
  Valuation allowance for deferred tax assets...............   (77,326)   (74,121)
                                                              --------   --------
     Net deferred tax asset.................................     5,122      3,431
                                                              --------   --------
Deferred tax liabilities:
  Inventories...............................................     5,122      3,183
                                                              --------   --------
     Total deferred tax liabilities.........................     5,122      3,183
                                                              --------   --------
     Net deferred tax asset.................................  $     --   $    248
                                                              ========   ========

     The income tax provision for the years ended December 31, 2002 and 2001, includes a charge of $3.2 million and $9.7 million, respectively, to adjust the valuation allowance on the net deferred tax amount as management does not believe this asset will be fully realized based on projections of income in future periods.

                              THERMADYNE MFG. LLC

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31   DECEMBER 31,   DECEMBER 31,
                                                     2002           2001           2000
                                                  -----------   ------------   ------------
Tax at U.S. statutory rates.....................    $(3,761)      $(10,439)      $(19,542)
Nondeductible goodwill amortization and other
  nondeductible expenses........................      2,449            777          7,741
Change in valuation allowance...................      3,205          9,668         33,817
Foreign tax rate differences and nonrecognition
  of foreign tax loss benefits..................      1,055          2,593          6,422
State income taxes, net of federal tax
  benefit.......................................         98             98            150
                                                    -------       --------       --------
                                                    $ 3,046       $  2,697       $ 28,588
                                                    =======       ========       ========

     At December 31, 2002, the Company had net operating loss carryforwards of approximately $123,000 available for U.S. federal income tax purposes which expire between 2003 and 2022. Utilization of the majority of these net operating loss carryforwards is subject to various limitations due to previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company. Pursuant to SOP 90-7 the tax benefit resulting from the utilization of net operating loss carryforwards that existed on the effective date of the Company's financial reorganization will be reported as a direct addition to paid-in capital.

     The Company's foreign subsidiaries have undistributed earnings at December 31, 2002. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

11.  EMPLOYEE BENEFIT PLANS

     401(k) Retirement Plan. The 401(k) Retirement Plan covers the majority of the Company's domestic employees. The Company, at its discretion, can make a base contribution of 1% of each employee's compensation and an additional contribution equal to as much as 4% of the employee's compensation. At the employee's discretion, an additional 1% to 15% voluntary employee contribution can be made. The plan requires the Company to make matching contributions of 50% for the first 6% of the voluntary employee contribution. Total expense for this plan was approximately $2,029, $2,038, and $2,115 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

     The Company's Australian subsidiary has a Superannuation Fund established by a Trust Deed which operates on a lump sum scheme to provide benefits for its employees. Prepaid benefit cost at December 31, 2002 and 2001, was $6,799 and $6,204, respectively. There were no accrued benefit liabilities at December 31,

                              THERMADYNE MFG. LLC

2002 or 2001. The prepaid benefit cost is not included in the table below or in the Company's balance sheet, as the Company has no legal right to amounts included in this fund.

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

     The following table provides a reconciliation of benefit obligations, plan assets and status of the pension and other postretirement benefit plans as recognized in the Company's consolidated balance sheets for the years ended December 31, 2002 and 2001:

                                                                            OTHER
                                               PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                               -----------------   -----------------------
                                                2002      2001        2002         2001
                                               -------   -------   ----------   ----------
Change in Benefit Obligation:
  Benefit obligation at beginning of year....  $14,664   $14,088    $ 14,809     $ 13,431
  Service cost...............................       --        --         789          877
  Interest cost..............................    1,040     1,022       1,056          992
  Actuarial loss.............................      569       351         129          371
  Plan amendments............................       --        --          --           --
  Benefits paid..............................     (789)     (797)       (978)        (862)
                                               -------   -------    --------     --------
  Benefit obligation at end of year..........  $15,484   $14,664    $ 15,805     $ 14,809
                                               =======   =======    ========     ========
Change in plan assets:
  Fair value of plan assets at beginning of
     year....................................  $14,284   $15,809
  Actual return on plan assets...............   (1,898)     (604)
  Benefits paid..............................     (789)     (797)
  Administrative expenses....................     (175)     (124)
                                               -------   -------
  Fair value of plan assets at end of year...  $11,422   $14,284
                                               =======   =======
Funded status of the plan (underfunded)......  $(4,062)  $  (380)   $(15,805)    $(14,809)
  Unrecognized net actuarial loss (gain).....    4,459       708      (8,120)      (8,770)
  Unrecognized prior service cost............        6        30      (2,001)      (2,195)
                                               -------   -------    --------     --------
  Net amounts recognized.....................  $   403   $   358    $(25,926)    $(25,774)
                                               =======   =======    ========     ========
Amounts recognized in the balance sheets:
  Accrued benefits...........................  $(4,062)  $  (380)
  Intangible asset...........................        6        30
  Accumulated other comprehensive loss.......    4,459       708
                                               -------   -------
                                               $   403   $   358
                                               =======   =======
Weighted-average assumptions as of December
  31:
  Discount rate..............................        7%     7.25%          7%        7.25%
  Expected return on plan assets.............        8%        8%        N/A          N/A
  Rate of compensation increase..............      N/A       N/A         N/A          N/A

                              THERMADYNE MFG. LLC

     Net periodic pension and other postretirement benefit costs include the following components:

                                                                        OTHER
                                      PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                 ---------------------------   ------------------------
                                  2002      2001      2000      2002     2001     2000
                                 -------   -------   -------   ------   ------   ------
Components of the net periodic
  benefit cost:
  Service cost.................  $    --   $    --   $    --   $  789   $  877   $  791
  Interest cost................    1,040     1,022     1,001    1,077      992    1,022
  Expected return on plan
     assets....................   (1,108)   (1,232)   (1,226)      --       --       --
  Recognized (gain) loss.......       --        (8)     (153)    (521)    (551)    (591)
  Prior service cost
     recognized................       23        23        23     (193)    (193)    (101)
                                 -------   -------   -------   ------   ------   ------
Benefit cost (credit)..........  $   (45)  $  (195)  $  (355)  $1,152   $1,125   $1,121
                                 =======   =======   =======   ======   ======   ======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.5% in 2002, declining gradually to 6.0% in 2012. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8% in 2001 and 8.5% in 2000. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components in
  2002....................................................      $  349          $  (277)
Effect on postretirement benefit obligation as of December
  31, 2002................................................      $2,570          $(2,069)

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

                                                                       ALL OTHER
                                      UNITED              AUSTRALIA/   GEOGRAPHIC
                                      STATES    EUROPE       ASIA       REGIONS      OTHER     CONSOLIDATED
                                     --------   -------   ----------   ----------   --------   ------------
2002
Revenue from external customers....  $264,411   $50,193    $46,308      $53,343     $     --     $414,255
Intersegment revenues..............    23,261     5,608        226        3,899      (32,994)          --
Depreciation and amortization of
  intangibles......................     9,727     2,272      4,027        1,943           59       18,028
Operating income (loss)............    49,804     2,908        319        6,285      (21,505)      37,811
Identifiable assets................   123,162    58,039     40,600       42,496       30,176      294,473
Capital expenditures...............     5,934       401        286          290        2,476        9,387
2001
Revenue from external customers....  $293,837   $45,874    $44,468      $54,045     $     --     $438,224
Intersegment revenues..............    25,652     8,303        435        3,970      (38,360)          --
Depreciation and amortization of
  intangibles......................    10,248       967      4,022        1,715        2,278       19,230
Operating income (loss)............    46,600     3,557     (3,784)       2,612      (22,606)      26,379
Identifiable assets................   130,197    50,505     37,660       43,409       46,662      308,433
Capital expenditures...............    10,099     1,648        437        2,334          806       15,324
2000
Revenue from external customers....  $342,392   $56,434    $54,062      $57,258     $     --     $510,146
Intersegment revenues..............    37,996    15,674      1,985           --      (55,655)          --
Depreciation and amortization of
  intangibles......................     9,104     2,546     20,259        1,923        8,386       42,218
Operating income (loss)............    65,969     4,469    (27,616)        (903)     (32,291)       9,628
Identifiable assets................   135,758    59,319     48,548       46,615       22,223      312,463
Capital expenditures...............     6,144     5,172      3,697        1,859        1,819       18,691

  PRODUCT LINE INFORMATION

     The Company manufactures a variety of products, substantially all of which are used in the cutting, welding or fabrication of metal. End users of the Company's products are engaged in various applications including construction, automobile manufacturing, repair and maintenance and shipbuilding. The following table shows sales for each of the Company's key product lines:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Gas apparatus...................................    $158,349       $170,634       $190,996
Arc welding equipment...........................      68,167         73,615         87,860
Arc welding consumables.........................     122,995        124,446        146,494
Plasma and automated cutting equipment..........      60,040         64,081         79,995
All other.......................................       4,704          5,448          4,801
                                                    --------       --------       --------
                                                    $414,255       $438,224       $510,146
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

14.  FINANCIAL INSTRUMENTS

  CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

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

          Long-term Debt: No market information was available with respect to the debt included in liabilities subject to compromise. As a result of the Chapter 11 filing, the ultimate values of the Old Credit Facility, the Senior Subordinated Notes and the Junior Notes are uncertain and may be materially different than the amounts in the financial statements. The fair values of the obligations outstanding under the DIP Facility and the Company's other long-term obligations are estimated at their current carrying values since these obligations are fully secured and have varying interest charges based on current market rates.

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

                              THERMADYNE MFG. LLC

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

                              THERMADYNE MFG. LLC

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002

                                  THERMADYNE     TOTAL        TOTAL NON-
                                     LLC       GUARANTORS     GUARANTORS     ELIMINATIONS     TOTAL
                                  ----------   ----------   --------------   ------------   ---------
                                               ASSETS
Current Assets:
  Cash and cash equivalents.....  $      --    $   7,379      $  10,034       $      --     $  17,413
  Restricted cash...............         --           --             --              --            --
  Accounts receivable...........         --       39,535         40,888              --        80,423
  Inventories...................         --       53,780         41,922              --        95,702
  Prepaid expenses and other....         --        8,280          3,777              --        12,057
                                  ---------    ---------      ---------       ---------     ---------
       Total current assets.....         --      108,974         96,621              --       205,595
  Property, plant and equipment,
     at cost, net...............         --       37,639         34,652              --        72,291
  Deferred financing costs,
     net........................         --           --             --              --            --
  Intangibles, at cost, net.....         --        6,353          7,968              --        14,321
  Investment in and advances
     to/from subsidiaries.......    167,628           --             --        (167,628)           --
  Other assets..................         --          239          2,027              --         2,266
                                  ---------    ---------      ---------       ---------     ---------
       Total assets.............  $ 167,628    $ 153,205      $ 141,268       $(167,628)    $ 294,473
                                  =========    =========      =========       =========     =========

                                LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable..............  $      --    $   4,521      $  19,334       $      --     $  23,855
  Accrued and other
     liabilities................         --       20,653          6,805              --        27,458
  Income taxes payable..........         --          324          1,334              --         1,658
  Current maturities of
     long-term obligations......     10,150          496          2,682              --        13,328
                                  ---------    ---------      ---------       ---------     ---------
       Total current
          liabilities...........     10,150       25,994         30,155              --        66,299
Liabilities subject to
  compromise....................    594,661       29,385         22,431              --       646,477
Long-term obligations, less
  current maturities............         --       11,996          5,289              --        17,285
Other long-term liabilities.....         --       36,790          9,411              --        46,201
Shareholders' equity (deficit):
  Accumulated deficit...........   (516,158)    (362,961)       (91,391)        454,352      (516,158)
  Accumulated other
     comprehensive loss.........         --      (23,964)       (20,642)             --       (44,606)
                                  ---------    ---------      ---------       ---------     ---------
       Total shareholders'
          deficit...............   (516,158)    (386,925)      (112,033)        454,352      (560,764)
Net equity and advances to/from
  subsidiaries..................     78,975      435,965        186,015        (621,980)       78,975
                                  ---------    ---------      ---------       ---------     ---------
       Total liabilities and
          shareholders'
          deficit...............  $ 167,628    $ 153,205      $ 141,268       $(167,628)    $ 294,473
                                  =========    =========      =========       =========     =========

                              THERMADYNE MFG. LLC

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001

                                  THERMADYNE     TOTAL        TOTAL NON-
                                     LLC       GUARANTORS     GUARANTORS     ELIMINATIONS     TOTAL
                                  ----------   ----------   --------------   ------------   ---------
                                               ASSETS
Current Assets:
  Cash and cash equivalents.....  $      --    $   7,332      $   7,468       $      --     $  14,800
  Restricted cash...............         --           --             --              --            --
  Accounts receivable...........         --       41,516         34,300              --        75,816
  Inventories...................         --       51,505         38,243              --        89,748
  Prepaid expenses and other....         --       11,360          3,240              --        14,600
                                  ---------    ---------      ---------       ---------     ---------
       Total current assets.....         --      111,713         83,251              --       194,964
  Property, plant and equipment,
     at cost, net...............         --       42,033         38,979              --        81,012
  Deferred financing costs,
     net........................     11,409           --             --              --        11,409
  Intangibles, at cost, net.....         --        6,461          6,961              --        13,422
  Deferred income taxes.........         --           --            248              --           248
  Investment in and advances
     to/from subsidiaries.......    168,839           --             --        (168,839)           --
  Other assets..................         --         (261)         4,095              --         3,834
                                  ---------    ---------      ---------       ---------     ---------
       Total assets.............  $ 180,248    $ 159,946      $ 133,534       $(168,839)    $ 304,889
                                  =========    =========      =========       =========     =========

                                LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable..............  $      --    $   4,960      $  14,560       $      --     $  19,520
  Accrued and other
     liabilities................         --       18,392          7,018              --        25,410
  Accrued interest..............        457            8              6              --           471
  Income taxes payable..........         --           11            497              --           508
  Current maturities of
     long-term obligations......      8,650          312          2,644              --        11,606
                                  ---------    ---------      ---------       ---------     ---------
       Total current
          liabilities...........      9,107       23,683         24,725              --        57,515
Liabilities subject to
  compromise....................    594,533       33,679         19,824              --       648,036
Long-term obligations, less
  current maturities............         --       15,483          5,601              --        21,084
Other long-term liabilities.....         --       34,471          9,397              --        43,868
Shareholders' equity (deficit):
  Accumulated deficit...........   (502,366)    (350,148)       (90,434)        440,582      (502,366)
  Accumulated other
     comprehensive loss.........         --      (26,914)       (15,308)             --       (42,222)
                                  ---------    ---------      ---------       ---------     ---------
       Total shareholders'
          deficit...............   (502,366)    (377,062)      (105,742)        440,582      (544,588)
Net equity and advances to/from
  subsidiaries..................     78,974      429,692        179,729        (609,421)       78,974
                                  ---------    ---------      ---------       ---------     ---------
       Total liabilities and
          shareholders'
          deficit...............  $ 180,248    $ 159,946      $ 133,534       $(168,839)    $ 304,889
                                  =========    =========      =========       =========     =========

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                  THERMADYNE     TOTAL        TOTAL NON-
                                     LLC       GUARANTORS     GUARANTORS     ELIMINATIONS      TOTAL
                                  ----------   ----------   --------------   ------------     --------
Net sales.......................   $     --     $311,629       $166,409        $(63,783)(a)   $414,255
Operating expenses:
  Cost of goods sold............         --      202,963        128,362         (63,761)(a)    267,564
  Selling, general and
     administrative expenses....         --       76,206         28,110              --        104,316
  Amortization of other
     intangibles................         --          700            333              --          1,033
  Net periodic postretirement
     benefits...................         --        1,152             --              --          1,152
  Special charges...............         --        2,379             --              --          2,379
                                   --------     --------       --------        --------       --------
Operating income (loss).........         --       28,229          9,604             (22)        37,811
Other income (expense):
  Interest expense..............         --      (19,921)        (3,814)          1,136        (22,599)
  Amortization of deferred
     financing costs............         --           --             --              --             --
  Equity in net loss of
     subsidiaries...............    (13,792)          --             --          13,792             --
  Other.........................         --       (1,573)        (1,756)         (1,136)        (4,465)
                                   --------     --------       --------        --------       --------
Income (loss) before
  reorganization items and
  income tax provision..........    (13,792)       6,735          4,034          13,770         10,747
Reorganization items............         --       21,493             --              --         21,493
                                   --------     --------       --------        --------       --------
Loss before income tax
  provision.....................    (13,792)     (14,758)         4,034          13,770        (10,746)
Income tax provision
  (benefit).....................         --       (1,945)         4,991              --          3,046
                                   --------     --------       --------        --------       --------
Net loss........................   $(13,792)    $(12,813)      $   (957)       $ 13,770       $(13,792)
                                   ========     ========       ========        ========       ========

---------------

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                  THERMADYNE     TOTAL        TOTAL NON-
                                     LLC       GUARANTORS     GUARANTORS     ELIMINATIONS      TOTAL
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

                              THERMADYNE MFG. LLC

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                  THERMADYNE     TOTAL        TOTAL NON-
                                     LLC       GUARANTORS     GUARANTORS     ELIMINATIONS      TOTAL
                                  ----------   ----------   --------------   ------------     --------
Net sales.......................   $     --     $414,318       $192,511        $(96,683)(a)   $510,146
Operating expenses:
  Cost of goods sold............         --      266,939        158,043         (97,502)(a)    327,480
  Selling, general and
     administrative expenses....         --       71,660         30,918                        102,578
  Amortization of goodwill......         --        1,769         17,407              --         19,176
  Amortization of other
     intangibles................         --        6,843            864              --          7,707
  Net periodic postretirement
     benefits...................         --        1,121             --              --          1,121
  Special charges...............         --       33,132          9,324              --         42,456
                                   --------     --------       --------        --------       --------
Operating income (loss).........         --       32,854        (24,045)            819          9,628
Other income (expense):
  Interest expense..............         --      (56,835)        (9,006)          3,296        (62,545)
  Amortization of deferred
     financing costs............         --       (2,934)            (7)             --         (2.941)
  Equity in net loss of
     subsidiaries...............    (84,418)          --             --          84,418             --
  Other.........................         --        5,816           (745)         (5,043)            28
                                   --------     --------       --------        --------       --------
Loss before income tax
  provision.....................    (84,418)     (21,099)       (33,803)         83,490        (55,830)
Income tax provision............         --       25,456          3,132              --         28,588
                                   --------     --------       --------        --------       --------
Net Loss........................   $(84,418)    $(46,555)      $(36,935)       $ 83,490       $(84,418)
                                   ========     ========       ========        ========       ========

---------------

(a) Reflects the elimination of intercompany sales among all of the Company's subsidiaries.

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                    THERMADYNE     TOTAL        TOTAL NON-
                                       LLC       GUARANTORS     GUARANTORS     ELIMINATIONS    TOTAL
                                    ----------   ----------   --------------   ------------   --------
Net cash provided by (used in)
  operating activities............   $(14,252)    $ 5,320        $ 6,463         $ 13,770     $ 11,301
Cash flows used in investing
  activities:
  Capital expenditures, net.......         --      (6,982)        (2,405)              --       (9,387)
  Change in other assets..........         --      (1,085)          (288)              --       (1,373)
                                     --------     -------        -------         --------     --------
Net cash used in investing
  activities......................         --      (8,067)        (2,693)              --      (10,760)
Cash flows provided by (used in)
  financing activities:
  Change in long-term
     receivables..................         --          --            525               --          525
  Borrowings under debtor-in-
     possession credit facility...      1,500          --             --               --        1,500
  Repayment of long-term
     obligations..................         --        (187)        (4,604)              --       (4,791)
  Borrowing of long-term
     obligations..................        131          --          3,487               --        3,618
  Changes in net equity and
     advances to/from
     subsidiaries.................     12,620      (5,136)         6,286          (13,770)          --
  Other...........................          1       8,117         (6,898)              --        1,220
                                     --------     -------        -------         --------     --------
Net cash provided by (used in)
  financing activities............     14,252       2,794         (1,204)         (13,770)       2,072
                                     --------     -------        -------         --------     --------
Net increase (decrease) in cash
  and cash equivalents............         --          47          2,566               --        2,613
Cash and cash equivalents at
  beginning of year...............         --       7,332          7,468               --       14,800
                                     --------     -------        -------         --------     --------
Cash and cash equivalents at end
  of year.........................   $     --     $ 7,379        $10,034         $     --     $ 17,413
                                     ========     =======        =======         ========     ========

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                    THERMADYNE     TOTAL        TOTAL NON-
                                       LLC       GUARANTORS     GUARANTORS     ELIMINATIONS    TOTAL
                                    ----------   ----------   --------------   ------------   --------
Net cash provided by (used in)
  operating activities............   $(13,534)    $(13,685)      $ 2,798         $ 30,551     $  6,130
Cash flows used in investing
  activities:
  Capital expenditures, net.......         --      (11,957)       (3,366)              --      (15,323)
  Change in other assets..........         --         (842)           16               --         (826)
                                     --------     --------       -------         --------     --------
Net cash used in investing
  activities......................         --      (12,799)       (3,350)              --      (16,149)
Cash flows provided by (used in)
  financing activities:
  Change in long-term
     receivables..................         --          543          (696)              --         (153)
  Borrowings under debtor-in-
     possession credit facility...      8,650           --            --               --        8,650
  Repayment of long-term
     obligations..................     (5,193)        (145)       (6,945)              --      (12,283)
  Borrowing of long-term
     obligations..................     35,029           --         5,020               --       40,049
  Change in accounts receivable
     securitization...............         --      (20,999)           --               --      (20,999)
  Financing fees..................         --           --            --               --           --
  Changes in net equity and
     advances to/from
     subsidiaries.................    (24,952)      49,395         6,106          (30,551)          (2)
  Other...........................         --          486        (1,291)              --         (805)
                                     --------     --------       -------         --------     --------
Net cash provided by (used in)
  financing activities............     13,534       29,280         2,194          (30,551)      14,457
                                     --------     --------       -------         --------     --------
Net increase in cash and cash
  equivalents.....................         --        2,796         1,642               --        4,438
Cash and cash equivalents at
  beginning of year...............         --        4,536         5,826               --       10,362
                                     --------     --------       -------         --------     --------
Cash and cash equivalents at end
  of year.........................   $     --     $  7,332       $ 7,468         $     --     $ 14,800
                                     ========     ========       =======         ========     ========

                              THERMADYNE MFG. LLC

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                    THERMADYNE     TOTAL        TOTAL NON-
                                       LLC       GUARANTORS     GUARANTORS     ELIMINATIONS    TOTAL
                                    ----------   ----------   --------------   ------------   --------
Net cash provided by (used in)
  operating activities............   $(84,857)    $ 11,238       $(10,982)       $ 83,490     $ (1,111)
Cash flows used in investing
  activities:
  Capital expenditures, net.......         --       (9,660)        (9,031)             --      (18,691)
  Proceeds from sale of assets....         --           --          6,961              --        6,961
  Change in other assets..........         --          970         (2,021)             --       (1,051)
  Acquisitions, net of cash.......         --           --         (3,767)             --       (3,767)
                                     --------     --------       --------        --------     --------
Net cash used in investing
  activities......................         --       (8,690)        (7,858)             --      (16,548)
Cash flows provided by (used in)
  financing activities:
  Change in long-term
     receivables..................         --           24            360              --          384
  Repayment of long-term
     obligations..................    (14,493)        (355)       (11,629)             --      (26,477)
  Borrowing of long-term
     obligations..................     23,500           --         10,716              --       34,216
  Change in accounts receivable
     securitization...............         --       20,999             --              --       20,999
  Financing fees..................         --       (1,125)            --              --       (1,125)
  Changes in net equity and
     advances to/from
     subsidiaries.................     75,850      (11,623)        15,275         (83,490)      (3,988)
  Other...........................         --       (8,498)          (811)             --       (9,309)
                                     --------     --------       --------        --------     --------
Net cash provided by (used in)
  financing activities............     84,857         (578)        13,911         (83,490)      14,700
                                     --------     --------       --------        --------     --------
Net increase (decrease) in cash
  and cash equivalents............         --        1,970         (4,929)             --       (2,959)
Cash and cash equivalents at
  beginning of year...............         --        2,566         10,755              --       13,321
                                     --------     --------       --------        --------     --------
Cash and cash equivalents at end
  of year.........................   $     --     $  4,536       $  5,826        $     --     $ 10,362
                                     ========     ========       ========        ========     ========

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Thermadyne Holdings Corporation

     We have audited the consolidated financial statements of Thermadyne Holdings Corporation and Thermadyne Mfg. LLC as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002 and have issued our reports thereon dated March 14, 2003. Our audits also included the financial statement schedule, Schedule II, "Valuation and Qualifying Accounts." This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

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

                                          /s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 14, 2003

                                  SCHEDULE II
                        THERMADYNE HOLDINGS CORPORATION
                              THERMADYNE MFG. LLC

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                                 COLLECTION OF
                                           BALANCE AT                             PREVIOUSLY     BALANCE AT
                                          BEGINNING OF                            WRITTEN OFF      END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS              PERIOD      PROVISION   WRITEOFFS     ACCOUNTS        PERIOD
-------------------------------           ------------   ---------   ---------   -------------   ----------
                                                                   (IN THOUSANDS)
Year ended December 31, 2002............     $3,376       $1,542      $  603         $  40         $4,275
Year ended December 31, 2001............      3,509        1,186       1,302            17          3,376
Year ended December 31, 2000............      3,275          947         713            --          3,509

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

Date: March 31, 2003

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

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----
                 /s/ KARL R. WYSS                     Director, Chairman of the Board,    March 31, 2003
 ------------------------------------------------       and Chief Executive Officer
                   Karl R. Wyss


                /s/ JAMES H. TATE                     Director, Senior Vice President,    March 31, 2003
 ------------------------------------------------       Chief Financial Officer, and
                  James H. Tate                            Office of the Chairman


               /s/ HAROLD A. POLING                               Director                March 31, 2003
 ------------------------------------------------
                 Harold A. Poling


               /s/ KIRK B. WORTMAN                                Director                March 31, 2003
 ------------------------------------------------
                 Kirk B. Wortman

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

Date: March 31, 2003

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

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----
                 /s/ KARL R. WYSS                     Director, Chairman of the Board,    March 31, 2003
 ------------------------------------------------       and Chief Executive Officer
                   Karl R. Wyss


                /s/ JAMES H. TATE                     Director, Senior Vice President,    March 31, 2003
 ------------------------------------------------       Chief Financial Officer, and
                  James H. Tate                            Office of the Chairman

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

Date: March 31, 2003

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

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----
                 /s/ KARL R. WYSS                     Director, Chairman of the Board,    March 31, 2003
 ------------------------------------------------       and Chief Executive Officer
                   Karl R. Wyss


                /s/ JAMES H. TATE                     Director, Senior Vice President,    March 31, 2003
 ------------------------------------------------       Chief Financial Officer, and
                  James H. Tate                            Office of the Chairman

                                 CERTIFICATIONS

I, Karl R. Wyss, certify that:

     1. I have reviewed this annual report on Form 10-K of Thermadyne Holdings Corporation.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements and other financial information included in the annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:       /s/ KARL R. WYSS
                                            ------------------------------------
                                                        Karl R. Wyss
                                                 Chairman of the Board and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date: March 31, 2003

                                 CERTIFICATIONS

I, James H. Tate, certify that:

     1. I have reviewed this annual report on Form 10-K of Thermadyne Holdings Corporation.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements and other financial information included in the annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: March 31, 2003

                                 CERTIFICATIONS

I, Karl R. Wyss, certify that:

     1. I have reviewed this annual report on Form 10-K of Thermadyne Mfg. LLC.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements and other financial information included in the annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:       /s/ KARL R. WYSS
                                            ------------------------------------
                                                        Karl R. Wyss
                                                 Chairman of the Board and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date: March 31, 2003

                                 CERTIFICATIONS

I, James H. Tate, certify that:

     1. I have reviewed this annual report on Form 10-K of Thermadyne Mfg. LLC.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements and other financial information included in the annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: March 31, 2003

                                 CERTIFICATIONS

I, Karl R. Wyss, certify that:

     1. I have reviewed this annual report on Form 10-K of Thermadyne Capital Corp.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements and other financial information included in the annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:       /s/ KARL R. WYSS
                                            ------------------------------------
                                                        Karl R. Wyss
                                                 Chairman of the Board and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date: March 31, 2003

                                 CERTIFICATIONS

I, James H. Tate, certify that:

     1. I have reviewed this annual report on Form 10-K of Thermadyne Capital Corp.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements and other financial information included in the annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: March 31, 2003

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                     EXHIBIT
-------                                   -------
 2.1        --  Agreement Plan of Merger, dated as of January 20, 1998, between Thermadyne Holdings Corporation and Mercury
                Acquisition Corporation.(2)
 2.2        --  Amendment No. 1 to Agreement and Plan of Merger between
                Thermadyne Holdings Corporation and Mercury Acquisition
                Corporation.(3)
 2.3        --  Certificate of Merger of Mercury Acquisition Corporation
                with and into Thermadyne Holdings Corporation.(3)
 2.4        --  First Amended and Restated Disclosure Statement, dated
                January 17, 2003, Solicitation of Votes on the Debtors'
                First Amended and Restated Join Plan of Reorganization Under
                Chapter 11 of the Bankruptcy Code of Thermadyne Holdings
                Corporation and its wholly owned direct and indirect
                subsidiaries, Thermadyne Mfg. LLC, Thermadyne Capital Corp.,
                Thermadyne Industries, Inc., Victor Equipment Company,
                Thermadyne International Corp., Thermadyne Cylinder Co.,
                Thermal Dynamics Corporation, C&G Systems Holding, Inc.,
                MECO Holding Company, Tweco Products, Inc., Tag Realty,
                Inc., Victor-Coyne International, Inc., Marison Cylinder
                Company, Wichita Warehouse Corporation, Coyne Natural Gas
                Systems, Inc., and Modern Engineering Company, Inc.(13)
 3.1        --  Certificate of Incorporation of Thermadyne Holdings
                Corporation (included in Exhibit 2.4).
 3.2        --  Bylaws of Thermadyne Holdings Corporation.(3)
 3.3        --  Certificate of Incorporation of Thermadyne Capital Corp.(4)
 3.4        --  Bylaws of Thermadyne Capital Corp.(4)
 3.5        --  Limited Liability Company agreement of Thermadyne Mfg.
                LLC.(4)
 4.1        --  Indenture, dated as of May 22, 1998, between Mercury
                Acquisition Corporation and IBJ Schroder Bank & Trust
                Company, as Trustee.(3)
 4.2        --  First Supplemental Indenture, dated as of May 22, 1998, between Thermadyne Holding Corporation and IBJ Schroder Bank
                & Trust Company, as Trustee.(3)
 4.3        --  Form of 12 1/2% Senior Discount Debentures.(3)
 4.4        --  A/B Exchange Registration Rights Agreement dated as of May
                22, 1998, among Mercury Acquisition Corporation and
                Donaldson, Lufkin & Jenrette Securities Corporation.(3)
 4.5        --  Amendment to Registration Rights Agreement dated May 22,
                1998, among Thermadyne Holdings Corporation and Donaldson,
                Lufkin & Jenrette Securities Corporation.(3)
 4.6        --  Indenture, dated as of February 1, 1994, between Thermadyne
                Holdings Corporation and Chemical Bank, as Trustee, with
                respect to $179,321,000 principal amount of the Senior
                Subordinated Notes due November 1, 2003.(1)
 4.7        --  Form of Senior Subordinated Note (included in Exhibit
                4.3).(1)
 4.8        --  Indenture, dated May 22, 1998, among Thermadyne Mfg. LLC,
                Thermadyne Capital Corp., the guarantors named therein and
                State Street Bank and Trust Company, as Trustee.(3)
 4.9        --  Form of 9 7/8% Senior Subordinated Notes.(3)
 4.10       --  A/B exchange Registration Rights Agreement dated as of May
                22, 1998, among Thermadyne Mfg. LLC, Thermadyne Capital
                Corp., the guarantors named therein and Donaldson, Lufkin &
                Jenrette Securities Corporation.(3)
 4.11       --  Subscription agreement dated December 22, 1999, among
                Thermadyne Mfg. LLC, Thermadyne Holdings Corporation, and
                the buyers named therein.(9)
 4.12       --  Registration Rights Agreement dated December 22, 1999, among
                Thermadyne Mfg. LLC, Thermadyne Holdings Corporation, and
                the buyers named therein.(9)
 4.13       --  Form of indenture relating to Junior Subordinated Notes.(9)
 4.14       --  Form of Warrants (included in Exhibit 4.11).(9)
 4.15       --  Form of Junior Subordinated Notes (included in Exhibit
                4.11).(9)
10.1        --  Omnibus Agreement, dated as of June 3, 1988, among Palco
                Acquisition Company (now Thermadyne Holdings Corporation)
                and its subsidiaries and National Warehouse Investment
                Company.(5)

EXHIBIT
  NO.                                     EXHIBIT
-------                                   -------
10.2        --  Escrow Agreement, dated as of August 11, 1988, among
                National Warehouse Investment Company, Palco Acquisition
                Company (now Thermadyne Holdings Corporation) and Title
                Guaranty Escrow Services, Inc.(5)
10.3        --  Amended and Restated Industrial Real Property Lease dated as of August 11, 1988, between National Warehouse Investment
                Company and Tweco Products, Inc., as amended by First
                Amendment to Amended and Restated Industrial Real Property
                Lease dated as of January 20, 1989.(5)
10.4        --  Schedule of substantially identical lease agreements.(5)
10.5        --  Amended and Restated Continuing Lease Guaranty, made as of
                August 11, 1988, by Palco Acquisition Company (now
                Thermadyne Holdings Corporation) for the benefit of National
                Warehouse Investment Company.(5)
10.6        --  Schedule of substantially identical lease guaranties(5)
10.7        --  Lease Agreement, dated as of October 10, 1990, between
                Stoody Deloro Stellite and Bowling Green-Warren County
                Industrial Park Authority, Inc.(5)
10.8        --  Purchase Agreement, dated as of August 2, 1994, between
                Coyne Cylinder Company and BA Credit Corporation.(6)
10.9        --  Share Sale Agreement dated as of November 18, 1995, among certain scheduled persons and companies, Rosny Pty Limited,
                Byron Holdings Limited, Thermadyne Holdings Corporation, and
                Thermadyne Australia Pty Limited relating to the sale of the
                Cigweld Business.(7)
10.10       --  Rights Agreement dated as of May 1, 1997, between Thermadyne
                Holdings Corporation and BankBoston, N.A., as Rights
                Agent.(8)
10.11       --  First Amendment to Rights Agreement, dated January 20, 1998, between Thermadyne Holdings Corporation and BankBoston,
                N.A.(2)
10.12+      --  Executive Employment Agreement dated May 22, 1998, between
                Thermadyne Holdings Corporation and James H. Tate.(3)
10.13+      --  Executive Employment Agreement dated May 22, 1998, between
                Thermadyne Holdings Corporation and Robert D. Maddox.(3)
10.14+      --  Award Agreement dated May 22, 1998, between Thermadyne
                Holdings Corporation and James H. Tate.(3)
10.15+      --  Award Agreement dated May 22, 1998, between Thermadyne
                Holdings Corporation and Robert D. Maddox.(3)
10.16+      --  Thermadyne Holdings Corporation Management Incentive
                Plan.(3)
10.17+      --  Thermadyne Holdings Corporation Direct Investment Plan.(3)
10.18       --  Investors' Agreement dated as of May 22, 1998, between
                Thermadyne Holdings Corporation, the DLJ Entities (as
                defined therein) and the Management Stockholders (as defined therein).(3)
10.19       --  Credit Agreement dated as of May 22, 1998, between
                Thermadyne Mfg. LLC, Comweld Group Pty. Ltd., GenSet S.P.A.
                and Thermadyne Welding Products Canada Limited, as
                Borrowers, Various Financial Institutions, as Lenders, DLJ
                Capital Funding, Inc., as Syndication Agent, Societe
                Generale, as Documentation Agent, and ABN Amro Bank N.V., as
                Administrative Agent.(3)
10.20       --  First Amendment to Credit Agreement, dated as of November
                10, 1999, among Thermadyne Mfg. LLC., Comweld Group Pty.
                Ltd., GenSet S.P.A. and Thermadyne Welding Products Canada
                Limited, as Borrowers, Various Financial Institutions, as
                Lenders, DLJ Capital Funding, Inc., as Syndication Agent,
                Societe Generale, as Documentation Agent, and ABN Amro Bank
                N.V., as Administrative Agent.(9)
10.21       --  Letter Agreement dated as of January 16, 1998, between
                Donaldson, Lufkin & Jenrette Securities Corporation and DLJ
                Merchant Banking II, Inc.(3)
10.22       --  Assignment and Assumption Agreement dated as of May 22,
                1998, between DLJ Merchant Banking II, Inc. and Thermadyne
                Holdings Corporation.(3)
10.23       --  Receivables Participation Agreement, dated as of January 31,
                2000, between Thermadyne Receivables, Inc. as the
                Transferor, and Bankers Trust Company, as Trustee.(23)

EXHIBIT
  NO.                                     EXHIBIT
-------                                   -------
10.24+      --  Executive Employment Agreement dated May 22, 1998, between
                Thermadyne Holdings Corporation and Michael E. Mahoney.(10)
10.25+      --  Executive Employment Agreement dated July 10, 2001, between
                Thermadyne Holdings Corporation and Douglas W. Muzzey.(11)
10.26+      --  Executive Employment Agreement dated may 21, 2001, between
                Thermadyne Holdings Corporation and Osvaldo Ricci.(11)
10.27+      --  Executive Employment Agreement dated January 13, 2001, between Thermadyne Holdings Corporation and Karl R.
                Wyss.(11)
10.28       --  Revolving Credit and Guaranty Agreement dated as of November
                26, 2001, among Thermadyne Mfg. LLC., as the Borrower,
                Thermadyne Holdings Corporation, Thermadyne Capital Corp.,
                Thermadyne Industries, Inc., Victor Equipment Company,
                Thermadyne International Corp., Thermadyne Cylinder Co.,
                Thermal Dynamics Corp., C&G Systems Holding, Inc., MECO
                Holding Co., Tweco Products, Inc., Tag Realty, Inc.,
                Victor-Coyne International, Inc., Victor Gas Systems, Inc.,
                Stoody Company, Thermal Arc, Inc., C&G Systems, Inc.,
                Marison Cylinder Company, Wichita Warehouse Corp., Coyne
                Natural Gas Systems, Inc., Modern Engineering Company, Inc.,
                as the U.S. Guarantors and ABN AMRO Bank N.V. as the
                Agent.(12)
10.29       --  First Amendment to Credit and Guaranty Agreement dated as of
                January 3, 2002 among Thermadyne Mfg. LLC., Thermadyne
                Holdings Corporation, Thermadyne Capital Corp., Thermadyne
                Industries, Inc., Victor Equipment Company, Thermadyne
                International Corp., Thermadyne Cylinder Co., Thermal
                Dynamics Corp., C&G Systems Holding, Inc., MECO Holding Co.,
                Tweco Products, Inc., Tag Realty, Inc., Victor-Coyne
                International, Inc., Victor Gas Systems, Inc., Stoody
                Company, Thermal Arc, Inc., C&G Systems, Inc., Marison
                Cylinder Company, Wichita Warehouse Corp., Coyne Natural Gas
                Systems, Inc., Modern Engineering Company, Inc., as the U.S.
                Guarantors and ABN AMRO Bank N.V. as the Agent.(12)
10.30       --  Second Amendment to the Revolving Credit and Guaranty
                Agreement, as of November 26, 2001 among Thermadyne Mfg.
                LLC., Thermadyne Holdings Corporation, Thermadyne Capital
                Corp., Thermadyne Industries, Inc., Victor Equipment
                Company, Thermadyne International Corp., Thermadyne Cylinder
                Co., Thermal Dynamics Corp., C&G Systems Holding, Inc., MECO
                Holding Co., Tweco Products, Inc., Tag Realty, Inc.,
                Victor-Coyne International, Inc., Victor Gas Systems, Inc.,
                Stoody Company, Thermal Arc, Inc., C&G Systems, Inc.,
                Marison Cylinder Company, Wichita Warehouse Corp., Coyne
                Natural Gas Systems, Inc., Modern Engineering Company, Inc.,
                as the U.S. Guarantors and ABN AMRO Bank N.V. as the Agent.*
10.31+      --  Amended and Restated Executive Employment Agreement dated
                June 13, 2002 between Thermadyne Holdings Corporation and
                Osvaldo Ricci*
10.32+      --  Amended and Restated Executive Employment Agreement dated
                June 13, 2002 between Thermadyne Holdings Corporation and
                Michael E. Mahoney*
10.33+      --  Amended and Restated Executive Employment Agreement dated
                June 13, 2002 between Thermadyne Holdings Corporation and
                Robert D. Maddox*
10.34+      --  Amended and Restated Executive Employment Agreement dated
                June 13, 2002 between Thermadyne Holdings Corporation and
                Karl R. Wyss*
10.35+      --  Amended and Restated Executive Employment Agreement dated
                June 13, 2002 between Thermadyne Holdings Corporation and
                James H. Tate*
10.36       --  Third Amendment and Forbearance Agreement dated as of May
                24, 2001 by and among Thermadyne Holdings Corporation, and certain of its subsidiaries, the Lenders party thereto and
                ABN AMRO Bank, N.V., as agent for the Lenders, as
                supplemented by that certain letter agreement dated as of
                July 24, 2001, but effective as of July 31, 2001 by and
                among Thermadyne Holdings Corporation, certain of its
                subsidiaries and ABN AMRO Bank, N.V., as agent for the
                Lenders.(12)
21.1        --  Subsidiaries of Thermadyne Holdings Corporation.*
23.1        --  Consent of Independent Auditors.*

EXHIBIT
  NO.                                     EXHIBIT
-------                                   -------
99.1        --  Thermadyne Holdings Corporation Certification Pursuant to 18
                U.S.C. Section 1350, as Adopted by Section 906 of the
                Sarbanes-Oxley Act of 2002*
99.2        --  Thermadyne Holdings Corporation Certification Pursuant to 18
                U.S.C. Section 1350, as Adopted by Section 906 of the
                Sarbanes-Oxley Act of 2002*
99.3        --  Thermadyne Mfg. LLC Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted by Section 906 of the
                Sarbanes-Oxley Act of 2002*
99.4        --  Thermadyne Mfg. LLC Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted by Section 906 of the
                Sarbanes-Oxley Act of 2002*
99.5        --  Thermadyne Capital Corp. Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted by Section 906 of the
                Sarbanes-Oxley Act of 2002*
99.6        --  Thermadyne Capital Corp. Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted by Section 906 of the
                Sarbanes-Oxley Act of 2002*

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

 (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(13) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-23378) filed under Section 12(g) of the Exchange Act on February 6, 2003.