Form 10-Q
period 2003-03-31
THERMADYNE MFG LLC; THERMADYNE CAPITAL CORP; THERMADYNE HOLDINGS CORP /DE
filed 2003-05-15
CIK 1063382, 1063381, 850660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended               March 31, 2003
                              --------------------------------------------------
                                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

                     Commission file number    0-23378
                                            -------------

                         Thermadyne Holdings Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                       74-2482571
-------------------------------------       ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation  or Organization)


                        Commission file number    333-57457
                                              -----------------

                               Thermadyne Mfg. LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                      74-2878452
--------------------------------------     -------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification  No.)
 Incorporation or Organization)

                        Commission file number    333-57457
                                               ---------------

                            Thermadyne Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           Delaware                                   74-2878453
------------------------------------       -------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification  No.)
Incorporation or Organization)

16052 Swingley Ridge Road, Suite 300, Chesterfield,  MO             63017
-------------------------------------------------------        ----------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code    (314) 721-5573
                                                  ---------------------

Indicate by [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes   X     No
                                             ----       ----

Indicate by [X] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                         Yes         No  X
                                             ----       ----

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of April 29, 2003 was 3,590,326.

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

                  Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC (Unaudited)

                  Condensed Consolidated Balance Sheets..............................................................18
                  Condensed Consolidated Statements of Operations....................................................19
                  Condensed Consolidated Statements of Cash Flows....................................................20
                  Notes to Condensed Consolidated Financial Statements............................................21-33

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations................................................34-40

      Item 4.     Controls and Procedures ...........................................................................41


PART II - OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K...................................................................42

SIGNATURES........................................................................................................43-45

CERTIFICATIONS....................................................................................................46-51

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                          March 31,       December 31,
                                                                                            2003             2002
                                                                                       --------------    --------------
                                                                                        (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                                          $       13,224    $       17,413
    Accounts receivable, less allowance for doubtful
       accounts of $4,190 and $4,275, respectively                                             84,738            80,423
    Inventories                                                                               101,702            95,702
    Prepaid expenses and other                                                                 13,902            12,057
                                                                                       --------------    --------------
          Total current assets                                                                213,566           205,595
Property, plant and equipment, at cost, net                                                    71,912            72,291
Intangibles, at cost, net                                                                      14,498            14,321
Other assets                                                                                    5,404             5,354
                                                                                       --------------    --------------
          Total assets                                                                 $      305,380    $      297,561
                                                                                       ==============    ==============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                                   $       28,374    $       23,855
    Accrued and other liabilities                                                              24,889            27,458
    Income taxes payable                                                                        2,471             1,658
    Current maturities of long-term obligations                                                13,307            13,328
                                                                                       --------------    --------------
         Total current liabilities                                                             69,041            66,299
Liabilities subject to compromise                                                             834,166           832,919
Long-term obligations, less current maturities                                                 17,854            17,285
Other long-term liabilities                                                                    46,465            46,201
Redeemable preferred stock (paid in kind), $0.01 par value,
    15,000,000 shares authorized and
    2,000,000 shares issued and outstanding                                                    78,509            78,509
Shareholders' deficit:
    Common stock, $0.01 par value, 30,000,000 shares authorized,
       and 3,590,286 shares issued and outstanding                                                 36                36
    Additional paid-in capital                                                               (128,523)         (128,523)
    Accumulated deficit                                                                      (567,773)         (568,963)
    Management loans                                                                           (1,660)           (1,596)
    Accumulated other comprehensive loss                                                      (42,735)          (44,606)
                                                                                       --------------    --------------
         Total shareholders' deficit                                                         (740,655)         (743,652)
                                                                                       --------------    --------------
         Total liabilities and shareholders' deficit                                   $      305,380    $      297,561
                                                                                       ==============    ==============




     See accompanying notes to condensed consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                             Three Months        Three Months
                                                                                Ended               Ended
                                                                            March 31, 2003      March 31, 2002
                                                                           ----------------    ----------------
Net sales                                                                  $        100,991    $        102,687
Operating expenses:
    Cost of goods sold                                                               65,090              67,549
    Selling, general and administrative expenses                                     25,546              25,990
    Amortization of intangibles                                                         205                 348
    Net periodic postretirement benefits                                                288                 288
    Special charges                                                                     376                 719
                                                                           ----------------    ----------------
    Operating income                                                                  9,486               7,793
Other income (expense):
    Interest expense (contractual interest expense of $17,917 and
       $17,869 for the three months ended March 31, 2003 and
       2002, respectively.)                                                          (5,242)             (5,980)
    Amortization of deferred financing costs                                             --                (829)
    Other, net                                                                           90                 131
                                                                           ----------------    ----------------
Income (loss) before reorganization items and income tax provision                    4,334               1,115
Reorganization items                                                                  2,206               3,150
                                                                           ----------------    ----------------
Income (loss) before income tax provision                                             2,128              (2,035)
Income tax provision                                                                    938                 716
                                                                           ----------------    ----------------
Net income (loss)                                                          $          1,190    $         (2,751)
                                                                           ================    ================

Basic and diluted income (loss) per share:
    Net income (loss)                                                      $           0.33    $          (0.77)



     See accompanying notes to condensed consolidated financial statements.

                        THERMADYNE HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                    Three Months      Three Months
                                                                       Ended             Ended
                                                                   March 31, 2003    March 31, 2002
                                                                   --------------    --------------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                              $        1,190    $       (2,751)
Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
    Net periodic postretirement benefits                                      288               288
    Depreciation                                                            3,557             3,872
    Amortization of intangibles                                               205               348
    Amortization of deferred financing costs                                   --               829
    Deferred income taxes                                                       5                57
Changes in operating assets and liabilities:
    Accounts receivable                                                    (3,047)           (6,036)
    Inventories                                                            (4,367)           (1,608)
    Prepaid expenses and other                                             (1,781)           (1,406)
    Accounts payable                                                        3,845             3,373
    Accrued and other liabilities                                          (2,895)              668
    Accrued interest                                                           --              (127)
    Income taxes payable                                                      752               581
    Other long-term liabilities                                              (438)             (864)
                                                                   --------------    --------------
       Total adjustments                                                   (3,876)              (25)
                                                                   --------------    --------------
       Net cash used in operating activities                               (2,686)           (2,776)
                                                                   --------------    --------------
Cash flows used in investing activities:
    Capital expenditures, net                                              (2,263)           (2,463)
    Change in other assets                                                   (124)             (633)
                                                                   --------------    --------------
       Net cash used in investing activities                               (2,387)           (3,096)
                                                                   --------------    --------------
Cash flows provided by (used in) financing activities:
    Change in long-term receivables                                            37               (97)
    Borrowing under debtor-in-possession credit facility                       --             1,500
    Repayment of long-term obligations                                     (1,130)             (556)
    Borrowing of long-term obligations                                      1,352             1,422
    Other                                                                     625              (350)
                                                                   --------------    --------------
       Net cash provided by financing activities                              884             1,919
                                                                   --------------    --------------
Net decrease in cash and cash equivalents                                  (4,189)           (3,953)
Cash and cash equivalents at beginning of period                           17,413            14,800
                                                                   --------------    --------------
Cash and cash equivalents at end of period                         $       13,224    $       10,847
                                                                   ==============    ==============


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

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

         On January 8, 2002, the Court entered the final order approving a new $60 million debtor-in-possession credit facility among Thermadyne LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         "DIP Facility".) Prior to the final order, on November 21, 2001, the Court entered an interim order authorizing the Debtors to use up to $25 million of the DIP Facility for loans and letters of credit. On November 19, 2002, the Court entered a final order amending the DIP Facility. The amendment extended the expiration date to May 21, 2003, and lowered the total capacity from $60 million to $50 million. All other terms of the DIP Facility remained substantially unchanged. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or May 21, 2003. If a plan of reorganization is not consummated by May 21, 2003, the Company will need to seek an extension of the maturity of the DIP Facility. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Actual borrowing availability is subject to a borrowing base calculation. The amount available to the Company under the DIP Facility is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of March 31, 2003, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility. As of March 31, 2003, the Company had borrowed $10.2 million and issued letters of credit for $11.0 million under the DIP Facility. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs), and other customary provisions.

         As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the 12.5% debentures, due June 1, 2008 (the "Debentures"), and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"), and ceased accruing dividends on its redeemable preferred stock. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the three months ended March 31, 2003, was $5.1 million, $1.0 million, $5.1 million and $1.5 million, respectively. No interest was recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures or the Junior Notes during the first quarter of 2003. For the three months ended March 31, 2002, contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes totaled $11.9 million, of which none was recorded. Contractual dividends for the redeemable preferred stock were $2.9 million for the three-month period ended March 31, 2003, of which none was recorded. For the three months ended March 31, 2002, contractual dividends for the redeemable preferred stock were $2.6 million, with no dividends being recorded. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on its old syndicated senior secured credit agreement (the "Old Credit Facility.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $17.9 million for each of the three-month periods ended March 31, 2003 and 2002, respectively, which was $12.7 million and $11.9 million in excess of reported interest, respectively.

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

         On January 17, 2003, the Company filed with the Court its First Amended and Restated Plan of Reorganization (the "Plan of Reorganization") which provides for, among other things the restructuring of the Company's balance sheet to significantly strengthen the Company's financial position. The Plan of Reorganization was filed with the SEC on Form 8-K on February 6, 2003.

         The Court confirmed the Plan of Reorganization on April 3, 2003. Once the Company satisfies the conditions precedent to effectiveness of the Plan of Reorganization, as described in the Plan of Reorganization, the Company will then consummate the Plan of Reorganization and emerge from Chapter 11. Management anticipates that the consummation and effectiveness of the Plan of Reorganization will occur during the second calendar quarter of 2003.

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

         Administrative Expense Claims, Priority Tax Claims and the Class 1 Other Priority Claims (as each such class, and all classes described herein, are more fully described in the Plan of Reorganization) remain unaffected by the Chapter 11 cases and are to be paid in full. The Class 3 Other Secured Claims are also unimpaired by the Chapter 11 cases and the holders of such claims will continue to retain their liens.

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

         In connection with the proposed Plan of Reorganization, the Company will issue the following:

         o Senior Debt Notes in the aggregate amount of up to $203 million;

         o        Up to 13,300,000 shares of common stock of the reorganized
                  Company;

         o        1,157,000 Series A Warrants;

         o        700,000 Series B Warrants; and

         o        271,429 Series C Warrants.

         Upon effectiveness of the Plan of Reorganization, the Company will use its proposed senior secured credit facility in the aggregate amount of $50 million to pay the DIP Facility, for the payment of various pre-petition obligations, and for general working capital purposes.

         Absent a successful restructuring of the Company's balance sheet, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. Consummation of a Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

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


                                          March 31,      December 31,
                                            2003            2002
                                       --------------   --------------
Trade accounts payable                 $       15,949   $       15,949
Accrued and other liabilities                   3,007            3,023
Accrued interest                               24,809           24,809
Accrued income taxes                            9,088            9,086
Old Credit Facility                           357,433          356,172
Senior Subordinated Notes                     207,000          207,000
Debentures                                    145,066          145,066
Subordinated Notes                             37,060           37,060
Junior Notes                                   33,427           33,427
Other long-term obligations                     1,327            1,327
                                       --------------   --------------
        Total                          $      834,166   $      832,919
                                       ==============   ==============

         REORGANIZATION ITEMS

         Reorganization items for the three-month period ended March 31, 2003, include $2.0 million of professional fees and expenses and $0.2 million of other reorganization costs. Reorganization items for the three-month period ended March 31, 2002, include $2.3 million of professional fees and expenses, $0.7 million of expenses related to financing fees associated with the DIP Facility, and $0.2 million of other reorganization costs.

         SPECIAL CHARGES

         Special charges during the three months ended March 31, 2003, include $0.3 million related to an information technology project and $0.1 million related to the reorganization of certain domestic manufacturing facilities. Special charges incurred during the three months ended March 31, 2002, include $0.5 million related to an information technology transformation project and $0.2 million related to logistics initiatives.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:


                            March 31,        March 31,
                              2003             2002
                         --------------   --------------
Interest paid            $        5,242   $        6,104
Taxes paid                           98               88


         Operating cash disbursements for the three-month period ended March 31, 2003, related to the reorganization include $2.0 million for professional fees and expenses and $0.2 million for other reorganization costs. For the three months ended March 31, 2002, operating cash disbursements resulting from the reorganization include $2.3 million of professional fees and expenses, $0.4 million of fees related to the DIP Facility, and $0.1 million of other reorganization costs.

         INCOME (LOSS) PER SHARE

         The following table sets forth the information used in the computation of basic and diluted income (loss) per share for the periods indicated.


                                                              Three Months     Three Months
                                                                 Ended            Ended
                                                               March 31,         March 31,
                                                                  2003             2002
                                                             --------------   --------------
Numerator:
     Net income (loss)                                       $        1,190   $       (2,751)
                                                             ==============   ==============

Denominator:
     Weighted average shares for basic and diluted
        earnings per share                                        3,590,286        3,590,286
                                                             ==============   ==============

Basic and diluted income (loss) per share:
     Net income (loss)                                       $         0.33   $        (0.77)
                                                             ==============   ==============

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


2.       INVENTORIES

         The composition of inventories was as follows:

                          March 31,       December 31,
                            2003             2002
                       --------------   --------------
Raw materials          $       17,788   $       15,881
Work-in-process                30,705           26,413
Finished Goods                 52,297           52,488
LIFO reserve                      912              920
                       --------------   --------------
Total                  $      101,702   $       95,702
                       ==============   ==============


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

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                            Other
                                               United                     Australia/     Geographic
                                               States         Europe         Asia          Regions        Other       Consolidated
                                             ------------   ----------   ------------    ------------   ----------    ------------
Three Months Ended March 31, 2003
    Revenue from external customers          $     61,139   $   15,295   $     11,960    $     12,814   $     (217)   $    100,991
    Intersegment revenues                           6,241        1,176             58             780       (8,255)             --
    Operating income (loss)                        16,524        1,245           (268)            452       (8,467)          9,486

Three Months Ended March 31, 2002
    Revenue from external customers          $     69,279   $   11,893   $      9,546    $     11,969   $       --    $    102,687
    Intersegment revenues                           6,332        1,499            192             725       (8,748)             --
    Operating income (loss)                        13,036          781         (1,514)            657       (5,167)          7,793


4.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) totaled $3,061 and ($3,078) for the three months ended March 31, 2003 and 2002, respectively.

5.       INTANGIBLE ASSETS

         In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of its goodwill on January 1, 2002. Goodwill had a net balance of approximately $10,817 and $10,625 at March 31, 2003 and December 31, 2002, respectively. The change in the net balance of goodwill resulted from changes in exchange rates.

         The Company has other identifiable intangible assets such as patented technology, non-compete agreements and trademarks. These intangibles are amortized on a straight-line basis over the various estimated useful lives, which generally range from three to 25 years. The total cost of these intangible assets was $13,605 and $13,511 at March 31, 2003 and December 31, 2002, respectively. Accumulated amortization totaled $9,924 and $9,815 at March 31, 2003 and December 31, 2002, respectively. Amortization expense amounted to $205 and $348 for the three-month periods ended March 31, 2003 and 2002, respectively. Amortization expense is expected to be approximately $820 in each of 2003 and 2004, and $500 per year for 2005 through 2007.

6.       LONG-TERM OBLIGATIONS

         The DIP Facility provides for total borrowings of up to $50 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of March 31, 2003, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. The DIP Facility expires on the

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         earlier of the consummation of a Plan of Reorganization or May 21, 2003. If the Plan of Reorganization is not consummated by May 21, 2003, the Company will need to seek an extension of the maturity of the DIP Facility. As of March 31, 2003, the Company had borrowed $10.2 million and issued letters of credit of $11.0 million under the DIP Facility.

7.       DEBTOR FINANCIAL INFORMATION

         The following is condensed combined financial information for the Debtors. The combined financial statements have been prepared on the same basis as the consolidated financial statements. Liabilities subject to compromise shown on the March 31, 2003, and December 31, 2002 condensed combined balance sheets exclude the portion of the Term A Facility carried on the books of two foreign subsidiaries, which totaled $23,689 and $22,421, respectively.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                     CONDENSED COMBINED DEBTOR BALANCE SHEET

                                                        March 31,      December 31,
                                                          2003            2002
                                                       ------------    ------------
ASSETS

Current Assets:
     Cash and cash equivalents                         $      2,922    $      7,379
     Accounts receivable                                     39,696          39,535
     Inventories                                             57,453          53,780
     Prepaid expenses and other                               9,533           8,280
                                                       ------------    ------------
        Total current assets                                109,604         108,974
Property, plant and equipment, at cost, net                  37,806          37,639
Intangibles, at cost, net                                     6,203           6,353
Other assets                                                  3,347           3,327
                                                       ------------    ------------
        Total assets                                   $    156,960    $    156,293
                                                       ============    ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                  $      7,308    $      4,521
     Accrued and other liabilities                           17,422          20,653
     Income taxes payable                                       511             324
     Current maturities of long-term obligations             10,822          10,646
                                                       ------------    ------------
        Total current liabilities                            36,063          36,144
Liabilities subject to compromise                           810,477         810,491
Long-term obligations, less current maturities               11,779          11,996
Other long-term liabilities                                  36,946          36,790
Redeemable preferred stock                                   78,509          78,509
Shareholders' equity (deficit):
     Common stock                                                36              36
     Additional paid-in-capital                            (130,183)       (130,119)
     Accumulated other comprehensive loss                   (18,728)        (23,964)
     Accumulated deficit                                   (506,086)       (506,353)
                                                       ------------    ------------
        Total shareholders' deficit                        (654,961)       (660,400)
Net equity and advances to/from subsidiaries               (161,853)       (157,237)
                                                       ------------    ------------
     Total liabilities and shareholders' deficit       $    156,960    $    156,293
                                                       ============    ============

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                   CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                                    Three Months      Three Months
                                                                       Ended            Ended
                                                                     March 31,         March 31,
                                                                       2003              2002
                                                                   --------------    --------------
Net sales                                                          $       72,709    $       81,130
Operating expenses:
    Cost of goods sold                                                     46,438            52,490
    Selling, general and administrative expenses                           17,507            19,629
    Amortization of other intangibles                                         152               291
    Net periodic postretirement benefits                                      288               288
    Special charges                                                           376               719
                                                                   --------------    --------------
    Operating income                                                        7,948             7,713
Other income (expense):
    Interest expense                                                       (4,534)           (4,518)
    Amortization of deferred financing costs                                   --              (829)
    Other, net                                                               (873)             (190)
                                                                   --------------    --------------
Income before reorganization items and income tax provision                 2,541             2,176
Reorganization items                                                        2,206             3,150
                                                                   --------------    --------------
Income (loss) before income tax provision                                     335              (974)
Income tax provision                                                          177               173
                                                                   --------------    --------------
Net income (loss)                                                  $          158    $       (1,147)
                                                                   ==============    ==============

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                   CONDENSED COMBINED STATEMENT OF CASH FLOWS

                                                                  Three Months      Three Months
                                                                     Ended             Ended
                                                                   March 31,         March 31,
                                                                     2003              2002
                                                                 --------------    --------------
Net cash used in operating activities                            $       (3,153)   $       (1,639)
Cash flows used in investing activities:
    Capital expenditures, net                                            (1,906)           (2,323)
    Change in other assets                                                  (22)             (723)
                                                                 --------------    --------------
       Net cash used in investing activities                             (1,928)           (3,046)
Cash flows provided by (used in) financing activities:
    Borrowing under debtor-in-possession credit facility                     --             1,500
    Repayment of long-term obligations                                      (41)              (45)
    Other                                                                   665               817
                                                                 --------------    --------------
Net cash provided by financing activities:                                  624             2,272
                                                                 --------------    --------------
Net decrease in cash and cash equivalents                                (4,457)           (2,413)
Cash and cash equivalents at beginning of year                            7,379             7,332
                                                                 --------------    --------------
Cash and cash equivalents at end of period                       $        2,922    $        4,919
                                                                 ==============    ==============

                               THERMADYNE MFG. LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                             March 31,        December 31,
                                                                                               2003              2002
                                                                                           --------------    --------------
                                                                                            (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                                             $       13,224    $       17,413
     Accounts receivable, less allowance for doubtful
        accounts of $4,190 and $4,275, respectively                                                84,738            80,423
     Inventories                                                                                  101,702            95,702
     Prepaid expenses and other                                                                    13,902            12,057
                                                                                           --------------    --------------
        Total current assets                                                                      213,566           205,595
Property, plant and equipment, at cost, net                                                        71,912            72,291
Intangibles, at cost, net                                                                          14,498            14,321
Other assets                                                                                        2,316             2,266
                                                                                           --------------    --------------
        Total assets                                                                       $      302,292    $      294,473
                                                                                           ==============    ==============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                                                      $       28,374    $       23,855
     Accrued and other liabilities                                                                 24,889            27,458
     Income taxes payable                                                                           2,471             1,658
     Current maturities of long-term obligations                                                   13,307            13,328
                                                                                           --------------    --------------
        Total current liabilities                                                                  69,041            66,299
Liabilities subject to compromise                                                                 647,724           646,477
Long-term obligations, less current maturities                                                     17,854            17,285
Other long-term liabilities                                                                        46,465            46,201
Shareholders' deficit:
     Accumulated deficit                                                                         (515,033)         (516,158)
     Accumulated other comprehensive loss                                                         (42,735)          (44,606)
                                                                                           --------------    --------------
        Total shareholders' deficit                                                              (557,768)         (560,764)
Net equity and advances to/from parent                                                             78,976            78,975
                                                                                           --------------    --------------
        Total liabilities and shareholders' deficit                                        $      302,292    $      294,473
                                                                                           ==============    ==============




     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          Three Months      Three Months
                                                                             Ended             Ended
                                                                            March 31,        March 31,
                                                                             2003              2002
                                                                         --------------    --------------
Net sales                                                                $      100,991    $      102,687
Operating expenses:
     Cost of goods sold                                                          65,090            67,549
     Selling, general and administrative expenses                                25,546            25,990
     Amortization of intangibles                                                    205               348
     Net periodic postretirement benefits                                           288               288
     Special charges                                                                376               719
                                                                         --------------    --------------
     Operating income                                                             9,486             7,793
Other income (expense):
     Interest expense (contractual interest expense of $11,806 and
       $12,343 for the three months ended March 31, 2003 and
       2002, respectively)                                                       (5,242)           (5,980)
     Amortization of deferred financing costs                                        --              (735)
     Other, net                                                                      25                70
                                                                         --------------    --------------
Income before reorganization items and income tax provision                       4,269             1,148
Reorganization items                                                              2,206             3,150
                                                                         --------------    --------------
Income (loss) before income tax provision                                         2,063            (2,002)
Income tax provision                                                                938               716
                                                                         --------------    --------------
Net income (loss)                                                        $        1,125    $       (2,718)
                                                                         ==============    ==============








     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Three Months      Three Months
                                                                       Ended             Ended
                                                                     March 31,         March 31,
                                                                        2003              2002
                                                                   --------------    --------------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                              $        1,125    $       (2,718)
    Adjustments to reconcile net loss to
          net cash provided by operating activities:
       Net periodic postretirement benefits                                   288               288
       Depreciation                                                         3,557             3,872
       Amortization of intangibles                                            205               348
       Amortization of deferred financing costs                                --               735
       Deferred income taxes                                                    5                57
    Changes in operating assets and liabilities:
       Accounts receivable                                                 (3,047)           (6,036)
       Inventories                                                         (4,367)           (1,608)
       Prepaid expenses and other                                          (1,781)           (1,406)
       Accounts payable                                                     3,845             3,373
       Accrued and other liabilities                                       (2,895)              668
       Accrued interest                                                        --              (127)
       Income taxes payable                                                   752               581
       Other long-term liabilities                                           (438)             (864)
                                                                   --------------    --------------
          Total adjustments                                                (3,876)             (119)
                                                                   --------------    --------------
          Net cash used in operating activities                            (2,751)           (2,837)
                                                                   --------------    --------------
    Cash flows used in investing activities:
       Capital expenditures, net                                           (2,263)           (2,463)
       Change in other assets                                                (124)             (633)
                                                                   --------------    --------------
          Net cash used in investing activities                            (2,387)           (3,096)
                                                                   --------------    --------------
    Cash flows provided by (used in) financing activities:
       Change in long-term receivables                                         37               (97)
       Borrowing under debtor-in-possession credit facility                    --             1,500
       Repayment of long-term obligations                                  (1,130)             (556)
       Borrowing of long-term obligations                                   1,352             1,422
       Change in net equity of parent                                           1                 1
       Other                                                                  689              (290)
                                                                   --------------    --------------
          Net cash provided by financing activities                           949             1,980
                                                                   --------------    --------------
    Net decrease in cash and cash equivalents                              (4,189)           (3,953)
    Cash and cash equivalents at beginning of period                       17,413            14,800
                                                                   --------------    --------------
    Cash and cash equivalents at end of period                     $       13,224    $       10,847
                                                                   ==============    ==============





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

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


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

         On January 8, 2002, the Court entered the final order approving a new $60 million debtor-in-possession credit facility among Thermadyne LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the "DIP Facility".) Prior to the final order, on November 21, 2001, the Court entered an interim order authorizing the Debtors to use up to $25 million of the DIP Facility for loans and letters of credit. On November 19, 2002, the Court entered a final order amending the DIP Facility. The amendment extended the expiration date to May 21, 2003, and lowered the total capacity from $60 million to $50 million. All other terms of the DIP Facility remained substantially unchanged. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or May 21, 2003. If a plan of reorganization is not consummated by May 21, 2003, the Company will need to seek an extension of the maturity of the DIP Facility. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Actual borrowing availability is subject to a borrowing base calculation. The amount available to the Company under the DIP Facility is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of March 31, 2003, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility. As of March 31, 2003, the Company had borrowed $10.2 million and issued letters of credit for $11.0 million under the DIP Facility. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs), and other customary provisions.

         As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"). Contractual interest on the Senior Subordinated Notes and the Junior Notes for the three months ended March 31, 2003, was $5.1 million and $1.5 million, respectively. No interest was recorded for the Senior Subordinated Notes or the Junior Notes during the first quarter of 2003. For the three months ended March 31, 2002, contractual interest on the Senior Subordinated Notes and the Junior Notes totaled $6.4 million, of which none was recorded. As part of the Court order

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         approving the DIP Facility, the Company was required to continue making periodic interest payments on its old syndicated senior secured credit agreement (the "Old Credit Facility.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $11.8 million and $12.3 million for the three-month periods ended March 31, 2003 and 2002, respectively, which was $6.6 million and $6.4 million in excess of reported interest, respectively.

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

         On January 17, 2003, the Company filed with the Court its First Amended and Restated Plan of Reorganization (the "Plan of Reorganization") which provides for, among other things the restructuring of the Company's balance sheet to significantly strengthen the Company's financial position. The Plan of Reorganization was filed with the SEC on Form 8-K on February 6, 2003.

         The Court confirmed the Plan of Reorganization on April 3, 2003. Once the Company satisfies the conditions precedent to effectiveness of the Plan of Reorganization, as described in the Plan of Reorganization, the Company will then consummate the Plan of Reorganization and emerge from Chapter 11. Management anticipates that the consummation and effectiveness of the Plan of Reorganization will occur during the second calendar quarter of 2003.

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

         Administrative Expense Claims, Priority Tax Claims and the Class 1 Other Priority Claims (as each such class, and all classes described herein, are more fully described in the Plan of Reorganization) remain unaffected by the Chapter 11 cases and are to be paid in full. The Class 3 Other Secured Claims are also unimpaired by the Chapter 11 cases and the holders of such claims will continue to retain their liens.

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

         In connection with the proposed Plan of Reorganization, the Company will issue the following:

         o Senior Debt Notes in the aggregate amount of up to $203 million;

         o        Up to 13,300,000 shares of common stock of the reorganized
                  Company;

         o        1,157,000 Series A Warrants;

         o        700,000 Series B Warrants; and

         o        271,429 Series C Warrants.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         Upon effectiveness of the Plan of Reorganization, the Company will use its proposed senior secured credit facility in the aggregate amount of $50 million to pay the DIP Facility, for the payment of various pre-petition obligations, and for general working capital purposes.

         Absent a successful restructuring of the Company's balance sheet, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. Consummation of a Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

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


                                        March 31,      December 31,
                                         2003             2002
                                     --------------   --------------
Trade accounts payable               $       15,949   $       15,949
Accrued and other liabilities                 3,007            3,023
Accrued interest                             20,493           20,493
Accrued income taxes                          9,088            9,086
Old Credit Facility                         357,433          356,172
Senior Subordinated Notes                   207,000          207,000
Junior Notes                                 33,427           33,427
Other long-term obligations                   1,327            1,327
                                     --------------   --------------
        Total                        $      647,724   $      646,477
                                     ==============   ==============

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         REORGANIZATION ITEMS

         Reorganization items for the three-month period ended March 31, 2003, include $2.0 million of professional fees and expenses and $0.2 million of other reorganization costs. Reorganization items for the three-month period ended March 31, 2002, include $2.3 million of professional fees and expenses, $0.7 million of expenses related to financing fees associated with the DIP Facility, and $0.2 million of other reorganization costs.

         SPECIAL CHARGES

         Special charges during the three months ended March 31, 2003, include $0.3 million related to an information technology project and $0.1 million related to the reorganization of certain domestic manufacturing facilities. Special charges incurred during the three months ended March 31, 2002, include $0.5 million related to an information technology transformation project and $0.2 million related to logistics initiatives.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:


                         Three Months   Three Months
                            Ended          Ended
                          March 31,       March 31,
                            2003            2002
                         ------------   ------------
Interest paid            $      5,242   $      6,104
Taxes paid                         98             88


         Operating cash disbursements for the three-month period ended March 31, 2003, related to the reorganization include $2.0 million for professional fees and expenses and $0.2 million for other reorganization costs. For the three months ended March 31, 2002, operating cash disbursements resulting from the reorganization include $2.3 million of professional fees and expenses, $0.4 million of fees related to the DIP Facility, and $0.1 million of other reorganization costs.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


2.       INVENTORIES

         The composition of inventories was as follows:

                        March 31,      December 31,
                         2003             2002
                     --------------   --------------
Raw materials        $       17,788   $       15,881
Work-in-process              30,705           26,413
Finished Goods               52,297           52,488
LIFO reserve                    912              920
                     --------------   --------------
Total                $      101,702   $       95,702
                     ==============   ==============



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


                                                                                   Other
                                           United                  Australia/    Geographic
                                           States       Europe        Asia         Regions        Other       Consolidated
                                         ----------   ----------   ----------    ------------   ----------    ------------
Three Months Ended March 31, 2003
    Revenue from external customers      $   61,139   $   15,295   $   11,960    $     12,814   $     (217)   $    100,991
    Intersegment revenues                     6,241        1,176           58             780       (8,255)             --
    Operating income (loss)                  16,524        1,245         (268)            452       (8,467)          9,486

Three Months Ended March 31, 2002
    Revenue from external customers      $   69,279   $   11,893   $    9,546    $     11,969   $       --    $    102,687
    Intersegment revenues                     6,332        1,499          192             725       (8,748)             --
    Operating income (loss)                  13,036          781       (1,514)            657       (5,167)          7,793

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


4.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) totaled $2,996 and $(3,045) for the three months ended March 31, 2003 and 2002, respectively.

5.       INTANGIBLE ASSETS

         In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of its goodwill on January 1, 2002. Goodwill had a net balance of approximately $10,817 and $10,625 at March 31, 2003 and December 31, 2002, respectively. The change in the net balance of goodwill resulted from changes in exchange rates.

         The Company has other identifiable intangible assets such as patented technology, non-compete agreements and trademarks. These intangibles are amortized on a straight-line basis over the various estimated useful lives, which generally range from three to 25 years. The total cost of these intangible assets was $13,605 and $13,511 at March 31, 2003 and December 31, 2002, respectively. Accumulated amortization totaled $9,924 and $9,815 at March 31, 2003 and December 31, 2002, respectively. Amortization expense amounted to $205 and $348 for the three-month periods ended March 31, 2003 and 2002, respectively. Amortization expense is expected to be approximately $820 in each of 2003 and 2004, and $500 per year for 2005 through 2007.

6.       LONG-TERM OBLIGATIONS

         The DIP Facility provides for total borrowings of up to $50 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of March 31, 2003, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. The DIP Facility expires on the earlier of the consummation of a Plan of Reorganization or May 21, 2003. If the Plan of Reorganization is not consummated by May 21, 2003, the Company will need to seek an extension of the maturity of the DIP Facility. As of March 31, 2003, the Company had borrowed $10.2 million and issued letters of credit for $11.0 million under the DIP Facility.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


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

         Debtor Financial Information
         In the following condensed financial information the combination of the amounts in the columns "Thermadyne LLC" and "Total Guarantors" represents, in all material respects, the financial position of the Debtors, excluding Thermadyne Holdings Corporation, as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. This information was prepared on the same basis as the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2003

                                                         Thermadyne      Total          Total
                                                            LLC        Guarantors    Non-Guarantors     Eliminations       Total
                                                         ----------    ----------    --------------    --------------    ----------
ASSETS

Current Assets:
    Cash and cash equivalents                            $       --    $    2,922    $       10,302    $           --    $   13,224
    Accounts receivable                                          --        39,696            45,042                --        84,738
    Inventories                                                  --        57,453            44,249                --       101,702
    Prepaid expenses and other                                   --         9,533             4,369                --        13,902
                                                         ----------    ----------    --------------    --------------    ----------
         Total current assets                                    --       109,604           103,962                --       213,566
Property, plant and equipment, at cost, net                      --        37,806            34,106                --        71,912
Intangibles, at cost, net                                        --         6,203             8,295                --        14,498
Investment in and advances to/from subsidiaries             168,754            --                --          (168,754)           --
Other assets                                                     --           401             1,915                --         2,316
                                                                       ----------    --------------    --------------    ----------
         Total assets                                    $  168,754    $  154,014    $      148,278    $     (168,754)   $  302,292
                                                         ==========    ==========    ==============    ==============    ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                     $       --    $    7,308    $       21,066    $           --    $   28,374
    Accrued and other liabilities                                --        17,422             7,467                --        24,889
    Income taxes payable                                         --           511             1,960                --         2,471
    Current maturities of long-term obligations              10,150           672             2,485                --        13,307
                                                         ----------    ----------    --------------    --------------    ----------
         Total current liabilities                           10,150        25,913            32,978                --        69,041
Liabilities subject to compromise                           594,661        29,371            23,692                --       647,724
Long-term obligations, less current maturities                   --        11,779             6,075                --        17,854
Other long-term liabilities                                      --        36,946             9,519                --        46,465
Shareholders' deficit:
    Accumulated deficit                                    (515,033)     (362,868)          (90,468)          453,336      (515,033)
    Accumulated other comprehensive loss                         --       (18,728)          (24,007)               --       (42,735)
                                                         ----------    ----------    --------------    --------------    ----------
         Total shareholders' deficit                       (515,033)     (381,596)         (114,475)          453,336      (557,768)
Net equity and advances to/from subsidiaries                 78,976       431,601           190,489          (622,090)       78,976
                                                         ----------    ----------    --------------    --------------    ----------
         Total liabilities and shareholders' deficit     $  168,754    $  154,014    $      148,278    $     (168,754)   $  302,292
                                                         ==========    ==========    ==============    ==============    ==========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002

                                                         Thermadyne      Total          Total
                                                            LLC        Guarantors    Non-Guarantors     Eliminations       Total
                                                         ----------    ----------    --------------    --------------    ----------
ASSETS

Current Assets:
    Cash and cash equivalents                            $       --    $    7,379    $       10,034    $           --    $   17,413
    Restricted Cash                                              --            --                --                --            --
    Accounts receivable                                          --        39,535            40,888                --        80,423
    Inventories                                                  --        53,780            41,922                --        95,702
    Prepaid expenses and other                                   --         8,280             3,777                --        12,057
                                                         ----------    ----------    --------------    --------------    ----------
        Total current assets                                     --       108,974            96,621                --       205,595
Property, plant and equipment, at cost, net                      --        37,639            34,652                --        72,291
Intangibles, at cost, net                                        --         6,353             7,968                --        14,321
Investment in and advances to/from subsidiaries             167,628            --                --          (167,628)           --
Other assets                                                     --           239             2,027                --         2,266
                                                         ----------    ----------    --------------    --------------    ----------
        Total assets                                     $  167,628    $  153,205    $      141,268    $     (167,628)   $  294,473
                                                         ==========    ==========    ==============    ==============    ==========



LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                     $       --    $    4,521    $       19,334    $           --    $   23,855
    Accrued and other liabilities                                --        20,653             6,805                --        27,458
    Income taxes payable                                         --           324             1,334                --         1,658
    Current maturities of long-term obligations              10,150           496             2,682                --        13,328
                                                         ----------    ----------    --------------    --------------    ----------
        Total current liabilities                            10,150        25,994            30,155                --        66,299
Liabilities subject to compromise                           594,661        29,385            22,431                         646,477
Long-term obligations, less current maturities                   --        11,996             5,289                --        17,285
Other long-term liabilities                                      --        36,790             9,411                --        46,201
Shareholders' deficit:
    Accumulated deficit                                    (516,158)     (362,961)          (91,391)          454,352      (516,158)
    Accumulated other comprehensive loss                         --       (23,964)          (20,642)               --       (44,606)
                                                         ----------    ----------    --------------    --------------    ----------
        Total shareholders' deficit                        (516,158)     (386,925)         (112,033)          454,352      (560,764)
Net equity and advances to/from subsidiaries                 78,975       435,965           186,015          (621,980)       78,975
                                                         ----------    ----------    --------------    --------------    ----------
        Total liabilities and shareholders' deficit      $  167,628    $  153,205    $      141,268    $     (167,628)   $  294,473
                                                         ==========    ==========    ==============    ==============    ==========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                       Thermadyne      Total          Total
                                                          LLC       Guarantors    Non-Guarantors     Eliminations       Total
                                                       ----------   ----------    --------------    --------------    ----------
Net sales                                              $       --   $   72,709    $       43,065    $      (14,783)   $  100,991
Operating expenses:
   Cost of goods sold                                          --       46,438            33,544           (14,892)       65,090
   Selling, general and administrative expenses                --       17,507             8,039                --        25,546
   Amortization of intangibles                                 --          152                53                --           205
   Net periodic postretirement benefits                        --          288                --                --           288
   Special charges                                             --          376                --                --           376
                                                       ----------   ----------    --------------    --------------    ----------
Operating income                                               --        7,948             1,429               109         9,486
Other income (expense):
   Interest expense                                            --       (4,534)             (957)              249        (5,242)
   Equity in net loss of subsidiaries                       1,125           --                --            (1,125)           --
   Other                                                       --         (938)            1,212              (249)           25
                                                       ----------   ----------    --------------    --------------    ----------
Income before reorganization items and income
   tax provision                                            1,125        2,476             1,684            (1,016)        4,269
Reorganization items                                           --        2,206                --                --         2,206
                                                       ----------   ----------    --------------    --------------    ----------
Income before income tax provision                          1,125          270             1,684            (1,016)        2,063
Income tax provision                                           --          177               761                --           938
                                                       ----------   ----------    --------------    --------------    ----------
Net income                                             $    1,125   $       93    $          923    $       (1,016)   $    1,125
                                                       ==========   ==========    ==============    ==============    ==========



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                         Thermadyne      Total          Total
                                                            LLC        Guarantors    Non-Guarantors     Eliminations       Total
                                                         ----------    ----------    --------------    --------------    ----------
Net sales                                                $       --    $   81,130    $       37,617    $      (16,060)   $  102,687
Operating expenses:
   Cost of goods sold                                            --        52,490            31,172           (16,113)       67,549
   Selling, general and administrative expenses                  --        19,629             6,361                --        25,990
   Amortization of intangibles                                   --           291                57                --           348
   Net periodic postretirement benefits                          --           288                --                --           288
   Special charges                                               --           719                --                --           719
                                                         ----------    ----------    --------------    --------------    ----------
Operating income (expense)                                       --         7,713                27                53         7,793
Other income (expense):
   Interest expense                                              --        (4,518)           (1,662)              200        (5,980)
   Amortization of deferred financing costs                      --          (735)               --                --          (735)
   Equity in net loss of subsidiaries                        (2,718)           --                --             2,718            --
   Other                                                         --          (251)              521              (200)           70
                                                         ----------    ----------    --------------    --------------    ----------
Income (loss) before reorganization items and income
   tax provision                                             (2,718)        2,209            (1,114)            2,771         1,148
Reorganization items                                             --         3,150                --                           3,150
                                                         ----------    ----------    --------------    --------------    ----------
Loss before income tax provision                             (2,718)         (941)           (1,114)            2,771        (2,002)
Income tax provision                                             --           173               543                --           716
                                                         ----------    ----------    --------------    --------------    ----------
Net loss                                                 $   (2,718)   $   (1,114)   $       (1,657)   $        2,771    $   (2,718)
                                                         ==========    ==========    ==============    ==============    ==========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                             Thermadyne      Total           Total
                                                                LLC        Guarantors    Non-Guarantors    Eliminations     Total
                                                             ----------    ----------    --------------    ------------    --------
Net cash provided by (used in) operating activities          $    1,125    $   (3,218)   $          358    $     (1,016)   $ (2,751)
Cash flows used in investing activities:
     Capital expenditures, net                                       --        (1,906)             (357)             --      (2,263)
     Change in other assets                                          --          (164)               40              --        (124)
                                                             ----------    ----------    --------------    ------------    --------
Net cash used in investing activities                                --        (2,070)             (317)             --      (2,387)
Cash flows provided by (used in) financing activities:
     Changes in long-term receivables                                --            --                37              --          37
     Borrowing under debtor-in-possession credit facility            --            --                --              --          --
     Repayment of long-term obligations                              --           (41)           (1,089)             --      (1,130)
     Borrowing of long-term obligations                              --            --             1,352              --       1,352
     Change in net equity and advances to/from
         subsidiaries                                            (1,125)       (4,364)            4,474           1,016           1
     Other                                                           --         5,236            (4,547)             --         689
                                                             ----------    ----------    --------------    ------------    --------
Net cash provided by (used in) financing activities              (1,125)          831               227           1,016         949
                                                             ----------    ----------    --------------    ------------    --------
Net decrease in cash and cash equivalents                            --        (4,457)              268              --      (4,189)
Cash and cash equivalents at beginning of period                     --         7,379            10,034              --      17,413
                                                             ----------    ----------    --------------    ------------    --------
Cash and cash equivalents at end of period                   $       --    $    2,922    $       10,302    $         --    $ 13,224
                                                             ==========    ==========    ==============    ============    ========



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                                             Thermadyne      Total          Total
                                                                LLC        Guarantors    Non-Guarantors    Eliminations     Total
                                                             ----------    ----------    --------------    ------------    --------
Net cash provided by (used in) operating activities          $   (3,047)   $   (1,372)   $       (1,189)   $      2,771    $ (2,837)
Cash flows used in investing activities:
   Capital expenditures, net                                         --        (2,323)             (140)             --      (2,463)
   Change in other assets                                            --          (632)               (1)             --        (633)
                                                             ----------    ----------    --------------    ------------    --------
Net cash used in investing activities                                --        (2,955)             (141)             --      (3,096)
Cash flows provided by (used in) financing activities:
   Changes in long-term receivables                                  --            --               (97)             --         (97)
   Borrowing under debtor-in-possession credit facility           1,500            --                --              --       1,500
   Repayment of long-term obligations                                --           (45)             (511)             --        (556)
   Borrowing of long-term obligations                                --            --             1,422              --       1,422
   Change in net equity and advances to/from subsidiaries         1,547           178             1,047          (2,771)          1
   Other                                                             --         1,781            (2,071)             --        (290)
                                                             ----------    ----------    --------------    ------------    --------
Net cash provided by (used in) financing activities               3,047         1,914              (210)         (2,771)      1,980
                                                             ----------    ----------    --------------    ------------    --------
Net decrease in cash and cash equivalents                            --        (2,413)           (1,540)             --      (3,953)
Cash and cash equivalents at beginning of period                     --         7,332             7,468              --      14,800
                                                             ----------    ----------    --------------    ------------    --------
Cash and cash equivalents at end of period                   $       --    $    4,919    $        5,928    $         --    $ 10,847
                                                             ==========    ==========    ==============    ============    ========

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

As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the 12.5% debentures, due June 1, 2008 (the "Debentures"), and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"), and ceased accruing dividends on its redeemable preferred stock. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the three months ended March 31, 2003, was $5.1 million, $1.0 million, $5.1 million and $1.5 million, respectively. No interest was recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures or the Junior Notes during the first quarter of 2003. For the three months ended March 31, 2002, contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes totaled $11.9 million, of which none was recorded. Contractual dividends for the redeemable preferred stock were $2.9 million for the three-month period ended March 31, 2003, of which none was recorded. For the three months ended March 31, 2002, contractual dividends for the redeemable preferred stock were $2.6 million, with no dividends being recorded. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on its old syndicated senior secured credit agreement (the "Old Credit

Facility.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $17.9 million for each of the three-month periods ended March 31, 2003 and 2002, respectively, which was $12.7 million and $11.9 million in excess of reported interest, respectively.

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

On January 17, 2003, the Company filed with the Court its First Amended and Restated Plan of Reorganization (the "Plan of Reorganization") which provides for, among other things the restructuring of the Company's balance sheet to significantly strengthen the Company's financial position. The Plan of Reorganization was filed with the SEC on Form 8-K on February 6, 2003.

The Court confirmed the Plan of Reorganization on April 3, 2003. Once the Company satisfies the conditions precedent to effectiveness of the Plan of Reorganization, as described in the Plan of Reorganization, the Company will then consummate the Plan of Reorganization and emerge from Chapter 11. Management anticipates that the consummation and effectiveness of the Plan of Reorganization will occur during the second calendar quarter of 2003.

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

Administrative Expense Claims, Priority Tax Claims and the Class 1 Other Priority Claims (as each such class, and all classes described herein, are more fully described in the Plan of Reorganization) remain unaffected by the Chapter 11 cases and are to be paid in full. The Class 3 Other Secured Claims are also unimpaired by the Chapter 11 cases and the holders of such claims will continue to retain their liens.

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

In connection with the proposed Plan of Reorganization, the Company will issue the following:

o    Senior Debt Notes in the aggregate amount of up to $203 million;

o    Up to 13,300,000 shares of common stock of the reorganized Company;

o    1,157,000 Series A Warrants;

o    700,000 Series B Warrants; and

o    271,429 Series C Warrants.

Upon effectiveness of the Plan of Reorganization, the Company will use its proposed senior secured credit facility in the aggregate amount of $50 million to pay the DIP Facility, for the payment of various pre-petition obligations, and for general working capital purposes.

Absent a successful restructuring of the Company's balance sheet, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. Consummation of a Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net sales for the three months ended March 31, 2003, were $101.0 million, which is a 1.7% decline from the same period in 2002. Weak economic conditions, particularly in the U.S., are the primary reason for the reduction in revenue. Domestic sales for the first quarter of 2003 were $56.2 million compared to $65.2 million for the first three months of 2002, which is a decrease of 13.8%. A weak industrial economy, fueled in part by the war in Iraq, was the primary driver behind this decline in sales. International sales were $44.8 million for the three months ended March 31, 2003, or 19.5% higher than the $37.5 million of sales reported for the same quarter in 2002. Strong sales growth in Europe and Australia/Asia provided the majority of the international growth. In addition to an increase in volume, a weakening U.S. dollar contributed to the increase in international sales. For the three-month period ended March 31, 2003, international sales were approximately 12% higher than the comparable quarter in 2002 as a result of changes in exchange rates.

Cost of goods sold was 64.5% of sales in the first quarter of 2003 compared to 65.8% for the same period last year. On-going efforts to reduce the Company's cost structure were the primary reason for this improvement.

Selling, general and administrative expenses were $25.5 million for the three-month period ended March 31, 2003, or 1.7% less than the same three-month period last year. As a percentage of sales, selling, general and administrative expenses were 25.3% for both of the three-month periods ended March 31, 2003 and 2002, respectively. The modest decline in selling, general and administrative expenses compared to 2002 results from overall efforts to control spending.

Special charges during the three months ended March 31, 2003, include $0.3 million related to an information technology project and $0.1 million related to the reorganization of certain domestic manufacturing facilities. Special charges incurred during the three months ended March 31, 2002, include

$0.5 million related to an information technology transformation project and $0.2 million related to logistics initiatives.

Reorganization items for the three-month period ended March 31, 2003, include $2.0 million of professional fees and expenses and $0.2 million of other reorganization costs. Reorganization items for the three-month period ended March 31, 2002, include $2.3 million of professional fees and expenses, $0.7 million of expenses related to financing fees associated with the DIP Facility, and $0.2 million of other reorganization costs.

Interest expense for the first quarter of 2003 was $5.2 million, which compares to $6.0 million for the first quarter of 2002. The difference results primarily from a reduction in variable interest rates.

An income tax provision of $0.9 million was recorded on pretax income of $2.1 million for the three months ended March 31, 2003. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of foreign losses. An income tax provision of $0.7 million was recorded on a pretax loss of $2.0 million for the quarter ended March 31, 2002. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of foreign losses.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOWS

Operating activities used $2.7 million of cash during the first quarter of 2003, which compares to a use of $2.8 million during the same three-month period in 2002. Earnings, after adjusting for non-cash expenses, were $5.2 million for the three months ended March 31, 2003, compared to $2.6 million for the three months ended March 31, 2002. This difference results primarily from a reduction in reorganization items, special charges and interest expense. Operating assets and liabilities used $7.9 million of cash in the first quarter of 2003, or $2.5 million more than during the same period last year. Accounts receivable used $3.0 million of cash during the three months ended March 31, 2003, which compares to cash used of $6.0 million during the comparable quarter in 2002. Lower sales volume together with the timing of shipments was the primary reason for the difference compared to the prior period. Inventory used $4.4 million of cash through the first three months of 2003 compared to a use of cash of $1.6 million for the same three-month period in 2002. This difference results partly from an increase in stock levels to ensure timely deliveries. Accrued and other liabilities used $2.9 million of cash in the three-month period ended March 31, 2003, which compares to cash provided of $0.7 million during the same period last year. The majority of this difference in accruals relates to timing of payments.

Investing activities used $2.4 million during the three months ended March 31, 2003, which compares to $3.1 million of cash used for the same three-month period in 2002. Capital expenditures were $2.3 million during the three-month period ended March 31, 2003, which is slightly lower than the $2.5 million spent during the same period last year.

Financing activities provided $0.9 million during the first three months of 2003 compared to cash provided of $1.9 million during the same period last year. This difference results primarily from net long-term borrowings, which were $0.2 million during the first quarter of 2003 compared to $2.4 million during the three months ended March 31, 2002.

Operating cash disbursements resulting from the reorganization include $2.0 million of professional fees and expenses and $0.2 million of other reorganization costs.

LIQUIDITY

The Company's principal uses of cash will be debt service requirements under the DIP Facility and the Old Credit Facility, capital expenditures, and working capital. The Company expects that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the DIP Facility.

    The DIP Facility provides for total borrowings of up to $50 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of March 31, 2003, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility. Interest on the DIP Facility accrues at the administrative agent's adjusted base rate plus 2.25% in the case of alternate base rates loans, and at an adjusted London Interbank Offered Rate ("LIBOR") plus 3.5% in the case of LIBOR loans. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain) and other customary provisions. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or May 21, 2003. If the Plan of Reorganization is not consummated by May 21, 2003, the Company will need to seek an extension of the maturity of the DIP Facility. At March 31, 2003, the Company had borrowed approximately $10.2 million and issued $11.0 million of letters of credit under the DIP Facility, resulting in availability of approximately $28.8 million.

    The Old Credit Facility bears interest, at Thermadyne LLC's option, at the administrative agent's alternative base rate or at the reserve-adjusted LIBOR plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.50% for revolving and Term A loans, (y) 1.75% for Term B loans and (z) 2.00% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.75% for revolving and Term A loans, (y) 3.00% for Term B loans and (z) 3.25% for Term C loans. At March 31, 2003, the Company had outstanding $81.6 million in Term A loans, $108.6 million in Term B loans, $108.6 million in Term C loans, and $58.6 million of loans under the revolver. In addition, there were $1.4 million of letters of credit outstanding under the Old Credit Facility. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on the Old Credit Facility. This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. As a result of the Chapter 11 filing and other ongoing covenant violations, the Company has no borrowing availability under the Old Credit Facility.

    At March 31, 2003, the Company had outstanding $207.0 million of Senior Subordinated Notes, $37.1 million of Subordinated Notes, $145.1 million of Debentures and $33.4 million of Junior Notes. On December 1, 2001, the Company ceased accruing interest on all of these obligations. The Bankruptcy

Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed Plan of Reorganization.

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

                  February 6, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THERMADYNE HOLDINGS CORPORATION



                               By:  /s/  Karl R. Wyss
                                  ---------------------------------------------
                                    Karl R. Wyss
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)




                               By:  /s/ James H. Tate
                                  ----------------------------------------------
                                    James H. Tate
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date:    May 15, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THERMADYNE MFG. LLC



                            By:    /s/ Karl R. Wyss
                               ------------------------------------------------
                                   Karl R. Wyss
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                            By:     /s/ James H. Tate
                               ------------------------------------------------
                                   James H. Tate
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



Date:    May 15, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THERMADYNE CAPITAL CORP.



                             By:    /s/  Karl R. Wyss
                                 ----------------------------------------------
                                    Karl R. Wyss
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)




                             By:    /s/ James H. Tate
                                 ----------------------------------------------
                                    James H. Tate
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date:    May 15, 2003

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



                                By:        /s/ Karl R. Wyss
                                    -----------------------------------------
                                           Karl R. Wyss
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date:  May 15, 2003

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



                        By:        /s/ James H. Tate
                            ---------------------------------------------------
                                   James H. Tate
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date:    May 15, 2003

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



                        By:     /s/ Karl R. Wyss
                            -------------------------------------
                                Karl R. Wyss
                                Chairman of the Board and
                                Chief Executive Officer
                                (Principal Executive Officer)

Date:    May 15, 2003

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



                       By:       /s/ James H. Tate
                           ---------------------------------------------------
                                 James H. Tate
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Date:    May 15, 2003

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



                     By:       /s/ Karl R. Wyss
                         -------------------------------------------
                               Karl R. Wyss
                               Chairman of the Board and
                               Chief Executive Officer
                               (Principal Executive Officer)

Date:    May 15, 2003

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



                    By:       /s/ James H. Tate
                        --------------------------------------------------
                              James H. Tate
                              Senior Vice President and
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

Date:    May 15, 2003

                                 EXHIBIT INDEX

                  Thermadyne Holdings Corporation

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